Form 10QSB
period 1995-08-31
DIAGNON CORP
filed 1995-10-10
CIK 719711

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

(Mark One)
/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1995
                                        ---------------

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT

         For the transition period from              TO
                                        ------------    ------------

              Commission file number 0-13281
                                     -------

                               DIAGNON CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



      State of Delaware                        13-3078199
---------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)


9600 Medical Center Drive, Rockville,  Maryland      20850
---------------------------------------------------------------------
(Address of principal executive office)           (Zip  Code)


Issuer's telephone number, including area code (301) 251-2801

                         Not Applicable
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirement for the past 90 days.

                  Yes  X                  No
                      ---                    ---

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 5,398,244 shares outstanding as of October 4, 1995.

Convertible Preferred Stock, $1.00 par value per share; authorized 325,000 shares; no shares outstanding as of October 4, 1995.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                              DIAGNON CORPORATION


                                     INDEX

Part I.  Financial Information                                                   Page
------------------------------                                                   ----
  Item 1.  Financial Statements.

                 Consolidated Balance Sheets, May 31, 1995 and
                          August 31, 1995  (Unaudited) . . . . . . . . . . . . .   2

                 Unaudited Statements of Consolidated Operations for
                          the Three Months Ended August 31, 1995 and
                          August 31, 1994  . . . . . . . . . . . . . . . . . . .   3

                 Unaudited Statements of Consolidated Cash Flows
                          for the Three Months Ended August 31, 1995 and
                          August 31, 1994  . . . . . . . . . . . . . . . . . . .   4

                 Notes to Financial Statements   . . . . . . . . . . . . . . . .   5

  Item 2.  Management's Discussion and Analysis  . . . . . . . . . . . . . . . .   5


Part II.  Other Information
---------------------------

  Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . .   6

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, MAY 31, 1995 AND AUGUST 31, 1995 (UNAUDITED)


                                                                               AUGUST 31,         MAY 31,
ASSETS                                                                            1995             1995
------                                                                       ------------    -------------
CURRENT ASSETS:
Cash and cash equivalents                                                    $     56,970    $     210,887
Accounts receivable:
   Trade                                                                          939,444          873,358
   Unbilled                                                                     1,137,275          728,046
   Other                                                                           29,902           24,060
Prepaid expenses                                                                  144,577           70,513
Inventories                                                                         9,524
Deferred income taxes-current                                                      43,800           43,800
                                                                             ------------    -------------
Total current assets                                                            2,361,492        1,950,664
                                                                             ------------    -------------

LOANS TO OFFICERS                                                                  90,000           90,000
                                                                             ------------    -------------
FIXED ASSETS:
Leasehold improvements                                                            532,379          532,379
Furniture, fixtures and equipment                                               2,238,859        2,084,466
                                                                             ------------    -------------
Total                                                                           2,771,238        2,616,845
Less accumulated depreciation
   and amortization                                                             1,722,127        1,650,812
                                                                             ------------    -------------
Fixed assets, net                                                               1,049,111          966,033
                                                                             ------------    -------------

DEFERRED INCOME TAXES-NONCURRENT                                                  780,800          799,400
                                                                             ------------    -------------
OTHER NONCURRENT ASSETS                                                           103,217          130,770
                                                                             ------------    -------------
GOODWILL, NET OF ACCUMULATED
   AMORTIZATION                                                                     1,135            1,702
                                                                             ------------    -------------
TOTAL                                                                        $  4,385,755    $   3,938,569
                                                                             ============    =============

LIABILITIES
-----------

CURRENT LIABILITIES:
Borrowings under line of credit                                              $    424,165
Current maturities of long-term debt                                               67,075    $      83,075
Accounts payable                                                                  166,532          215,344
Accrued compensation and related costs                                            261,382          276,247
Accrued income taxes                                                                1,702              302
Other accrued liabilities                                                          80,671            9,393
                                                                             ------------    -------------
Total current liabilities                                                       1,001,527          584,361

LONG-TERM DEBT                                                                    133,828          142,812
                                                                             ------------    -------------

Total liabilities                                                               1,135,355          727,173
                                                                             ------------    -------------

STOCKHOLDERS' EQUITY
--------------------

Convertible preferred stock - par value of $1.00 per share, 325,000 shares authorized;
   no shares issued and outstanding

Common stock - par value of $.01 per share;
   25,000,000 shares authorized; 9,602,452
   shares issued; 5,398,244 shares outstanding                                     96,024           96,024
Additional paid-in capital                                                      7,395,015        7,395,015
Accumulated deficit                                                            (3,613,282)      (3,652,286)
                                                                             ------------    -------------
Total                                                                           3,877,757        3,838,753
Less - treasury stock 4,204,208 shares, at cost                                  (627,357)        (627,357)
                                                                             ------------    -------------
Total stockholders' equity                                                      3,250,400        3,211,396
                                                                             ------------    -------------

TOTAL                                                                        $  4,385,755    $   3,938,569
                                                                             ============    =============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
THREE MONTHS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994


                                                                 AUGUST 31,         AUGUST 31,
                                                                    1995               1994
                                                              --------------     --------------
CONTRACT REVENUES                                             $    2,229,348     $    2,482,977
                                                              --------------     --------------

OPERATING EXPENSES:
  Contract                                                         1,720,861          1,963,450
  General and administrative                                         440,238            422,447
                                                              --------------     --------------

  Total                                                            2,161,099          2,385,897
                                                              --------------     --------------

OPERATING INCOME                                                      68,249             97,080

INTEREST INCOME                                                        4,800              1,043
INTEREST EXPENSE                                                      (7,645)            (4,313)
                                                              --------------     --------------

INCOME BEFORE INCOME TAX                                              65,404             93,810

PROVISION FOR INCOME TAX                                              26,400             25,300
                                                              --------------     --------------

NET INCOME                                                    $       39,004     $       68,510
                                                              ==============     ==============

INCOME PER SHARE                                              $         0.01     $         0.01
                                                              ==============     ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                               5,398,244          5,398,244
                                                              ==============     ==============


See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE
THREE MONTHS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994


                                                                                  Three Months Ended          Three Months Ended
                                                                                    August 31, 1995             August 31, 1994
                                                                                --------------------        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                    $             39,004        $             68,510
                                                                                --------------------        --------------------
  Adjustments to reconcile net income to net cash
    used for operating activities:
       Depreciation and amortization                                                          71,882                     106,184
       Deferred income taxes                                                                  18,600                      18,200
       Increase in accounts receivable                                                      (481,157)                   (121,603)
       Increase in prepaid expenses                                                          (74,064)                   (149,353)
       Increase in inventories                                                                (9,524)
       Decrease in other assets                                                               27,553
       Increase in accounts payable and accrued expenses                                       7,601                      39,939
       Increase (decrease) in income taxes payable                                             1,400                      (5,400)
       Decrease in deferred income                                                                                       (37,105)
                                                                                --------------------        --------------------

             Total Adjustments                                                              (437,709)                   (149,138)
                                                                                --------------------        --------------------

  NET CASH USED FOR OPERATING ACTIVITIES                                                    (398,705)                    (80,628)
                                                                                --------------------        --------------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Capital expenditures                                                                      (154,393)                    (97,608)
  Decrease in loans to officers                                                                                            3,000
                                                                                --------------------        --------------------

  NET CASH USED FOR INVESTING ACTIVITIES                                                    (154,393)                    (94,608)
                                                                                --------------------        --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds under line-of-credit agreement                                                424,165                     189,716
  Principal payments under capital lease obligations                                         (24,984)                    (14,057)
  Other                                                                                                                     (350)
                                                                                --------------------        --------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    399,181                     175,309
                                                                                --------------------        --------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (153,917)                         73

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             210,887                      57,306
                                                                                --------------------        --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $             56,970        $             57,379
                                                                                ====================        ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                                    $              6,836        $              4,478
                                                                                ====================        ====================
    Income taxes                                                                $              6,400        $             15,000
                                                                                ====================        ====================

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Interim Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts have been included. The results of operations for the quarter are not necessarily indicative of results for the year.

Inventories

Inventories are stated at the lower of cost or market. Inventories at August 31, 1995 are comprised of the following:

           Raw materials                               $ 1,395
           Finished goods                                8,129
                                                       -------

                                                       $ 9,524
                                                       =======


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis

In this first quarter of fiscal year 1996, Diagnon realized net income of $39,004.

On September 5, 1995, the Company's subsidiary, Enhanced Therapeutics, Inc.
(ET), repurchased 9,974 shares of its common stock at par value ($.001 per share) from the sole minority shareholder making ET a wholly owned subsidiary of Diagnon.

Results of Operations

For the three months of operations ended August 31, 1995 (the Company's first quarter), Contract Revenues decreased by 10.2% compared to the prior year due to decreased contract activity (two major contracts ended 5/31/95 and 6/30/95 respectively). Contract Operating Expenses decreased 12.4% primarily due to decreased contract activity. Although contract activities decreased during this quarter, General and Administrative Expenses (G&A) increased 4.2%. This amount mainly reflects increased labor costs at the G&A level resulting from annual salary increases and the addition of a full-time legal counsel. Total Operating Expenses decreased 9.4%, primarily due to the expiration of the two contracts mentioned above.

Operating Income decreased 29.7% compared to the prior year primarily due to costs incurred associated with the production of Equine IgG which the Company intends to market and sell during the first half of the next calendar year.

For this quarter, Diagnon had interest expense of $7,645 compared to interest expense of $4,313 in the prior year. The increase is primarily attributable to increased Borrowings Under Line-of-Credit (see Liquidity and Capital Resources below) and capitalized leases at a higher interest rate.

Liquidity and Capital Resources

Assets

The changes in Cash and Cash Equivalents are detailed in the Statements of Consolidated Cash Flows on page 4. Accounts Receivable has increased by $481,157 consisting mainly of 1) an increase of $409,229 to Unbilled Accounts Receivable representing increases in reimbursable indirect rate variances of $185,719 and unbilled accrued direct costs of $223,510 to be billed in September 1995, 2) a $66,086 increase to Trade Receivables reflecting a slower than normal collections rate when compared to the prior fiscal year end and 3) a $5,842 increase to a receivable from ZooQuest Technologies LTD. Prepaid Expenses increased by $74,064 primarily due to the prepayment of $9,896 in life insurance premiums, $29,277 in business insurance premiums, $40,719 in real estate and personal property taxes offset by a $6,819 decrease in employee salary advances. An increase in Fixed Assets, net of Accumulated Depreciation and Amortization of $83,078 reflects an increase in fixed asset purchases of $154,393 (mainly nonhuman primate housing units) offset by depreciation and amortization of $71,315 during this quarter.

Deferred Income Taxes decreased by $18,600 primarily as a result of utilizing a portion of the federal income tax loss carryforward during this quarter. Other Noncurrent Assets decreased $27,553 as the net result of the completion of a nonhuman primate housing unit order from the previous fiscal year ($52,553) and a $25,000 deposit on a new order of eight units during this quarter.

Liabilities

In the first three months of operations, Total Liabilities has increased $408,182. This increase is primarily attributable to an increase to Borrowings Under Line-of-Credit of $424,165 reflecting the increases in Prepaid Expenses, Unbilled Accounts Receivable and Fixed Asset purchases stated above and an increase in Other Accrued Liabilities of $71,278 reflecting the accrual of $16,000 of utilities expenses and $54,800 of real estate and personal property taxes at August 31, 1995.

The increase above is partially offset by 1) a decrease in Accounts Payable of $48,812 primarily due to the decreased contract activity, and 2) payments totalling $24,984 on capital leases reducing Long-Term Debt.

The Company believes it has sufficient cash and financing sources to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

PART II.  Other Information

Item 1.  LEGAL PROCEEDINGS

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              DIAGNON CORPORATION



DATE  October 6, 1995                         /s/ John C. Landon, Ph.D.
     --------------------                     --------------------------------
                                              Chairman of the Board,
                                              President and Chief Executive
                                              Officer




DATE  October 6, 1995                         /s/ Michael P. O'Flaherty
     --------------------                     --------------------------------
                                              Chief Operating Officer and
                                              Secretary



DATE  October 6, 1995                         /s/ David A. Newcomer
     --------------------                     --------------------------------
                                              Chief Financial Officer