Form 10QSB
period 1995-11-30
DIAGNON CORP
filed 1996-01-16
CIK 719711

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-QSB

(Mark One)
/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1995
                                               -----------------
                                       OR

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

                         Yes  X                  No
                            -----                   -----

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 5,398,244 shares outstanding as of January 8, 1996.

Convertible Preferred Stock, $1.00 par value per share; authorized 325,000 shares; no shares outstanding as of January 8, 1996.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                              DIAGNON CORPORATION


                                     INDEX

Part I.  Financial Information                                       Page
------------------------------                                       ----
  Item 1.  Financial Statements.

          Consolidated Balance Sheets, May 31, 1995 and
               November 30, 1995  (Unaudited) . . . . . . . . . . .   2

          Unaudited Statements of Consolidated Operations for
               the Three Months Ended November 30, 1995 and
               November 30, 1994  . . . . . . . . . . . . . . . . .   3

          Unaudited Statements of Consolidated Operations for
               the Six Months Ended November 30, 1995 and
               November 30, 1994  . . . . . . . . . . . . . . . . .   4

          Unaudited Statements of Consolidated Cash Flows
               for the Six Months Ended November 30, 1995 and
               November 30, 1994  . . . . . . . . . . . . . . . . .   5

          Notes to Financial Statements   . . . . . . . . . . . . .   6

          Item 2.  Management's Discussion and Analysis   . . . . .   6


Part II.  Other Information
---------------------------


          Item 4.  Submission of Matters to a Vote of
                      Security Holders  . . . . . . . . . . . . . .   8

          Item 6.  Exhibits   . . . . . . . . . . . . . . . . . . .   9

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, MAY 31, 1995 AND NOVEMBER 30, 1995 (UNAUDITED)


                                                                 NOVEMBER 30,         MAY 31,
ASSETS                                                               1995              1995
------                                                         ---------------    -------------
CURRENT ASSETS:
Cash and cash equivalents                                      $        57,098    $     210,887
Accounts receivable:
   Trade                                                               732,322          873,358
   Unbilled                                                          1,087,478          728,046
   Other                                                                30,331           24,060
Prepaid expenses                                                       132,593           70,513
Inventories                                                             33,156
Deferred income taxes-current                                           43,800           43,800
                                                               ---------------    -------------
Total current assets                                                 2,116,778        1,950,664
                                                               ---------------    -------------

LOANS TO OFFICERS                                                       90,000           90,000
                                                               ---------------    -------------

FIXED ASSETS:
Leasehold improvements                                                 532,379          532,379
Furniture, fixtures and equipment                                    2,354,986        2,084,466
                                                               ---------------    -------------
Total                                                                2,887,365        2,616,845
Less accumulated depreciation
   and amortization                                                  1,777,754        1,650,812
                                                               ---------------    -------------
Fixed assets, net                                                    1,109,611          966,033
                                                               ---------------    -------------

DEFERRED INCOME TAXES-NONCURRENT                                       775,400          799,400
                                                               ---------------    -------------

OTHER NONCURRENT ASSETS                                                147,867          130,770
                                                               ---------------    -------------

GOODWILL, NET OF ACCUMULATED
   AMORTIZATION                                                            567            1,702
                                                               ---------------    -------------

TOTAL                                                          $     4,240,223    $   3,938,569
                                                               ===============    =============

LIABILITIES
-----------

CURRENT LIABILITIES:
Borrowings under line of credit                                $       223,793
Current maturities of long-term debt                                    68,367    $      83,075
Accounts payable                                                       150,871          215,344
Accrued compensation and related costs                                 278,828          276,247
Accrued income taxes                                                                        302
Other accrued liabilities                                               18,068            9,393
                                                               ---------------    -------------
Total current liabilities                                              739,927          584,361

LONG-TERM DEBT                                                         235,565          142,812
                                                               ---------------    -------------

Total liabilities                                                      975,492          727,173
                                                               ---------------    -------------


STOCKHOLDERS' EQUITY
--------------------

Convertible preferred stock - par value of $1.00 per share, 325,000 shares authorized;
   no shares issued and outstanding

Common stock - par value of $.01 per share;
   25,000,000 shares authorized; 9,602,452
   shares issued; 5,398,244 shares outstanding                          96,024           96,024
Additional paid-in capital                                           7,395,015        7,395,015
Accumulated deficit                                                 (3,598,951)      (3,652,286)
                                                               ---------------    -------------
Total                                                                3,892,088        3,838,753
Less - treasury stock 4,204,208 shares, at cost                       (627,357)        (627,357)
                                                               ---------------    -------------
Total stockholders' equity                                           3,264,731        3,211,396
                                                               ---------------    -------------

TOTAL                                                          $     4,240,223    $   3,938,569
                                                               ===============    =============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARY
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
THREE MONTHS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994


                                             NOVEMBER 30,       NOVEMBER 30,
                                                 1995              1994
                                            -------------     ---------------
CONTRACT REVENUES                           $   2,138,159     $     2,387,745
                                            -------------     ---------------

OPERATING EXPENSES:
  Contract                                      1,681,485           1,820,661
  General and administrative                      416,305             486,707
                                            -------------     ---------------

  Total                                         2,097,790           2,307,368
                                            -------------     ---------------

OPERATING INCOME                                   40,369              80,377

INTEREST INCOME                                    (3,797)                635
INTEREST EXPENSE                                  (12,341)             (9,769)
                                            -------------     ---------------

INCOME BEFORE INCOME TAX                           24,231              71,243

PROVISION FOR INCOME TAX                            9,900              40,700
                                            -------------     ---------------

NET INCOME                                  $      14,331     $        30,543
                                            =============     ===============

INCOME PER SHARE                            $        0.00     $          0.01
                                            =============     ===============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            5,398,244           5,398,244
                                            =============     ===============


See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARY
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
SIX MONTHS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994


                                             NOVEMBER 30,      NOVEMBER 30,
                                                 1995              1994
                                            -------------     -------------
CONTRACT REVENUES                           $   4,367,507     $   4,870,722
                                            -------------     -------------

OPERATING EXPENSES:
  Contract                                      3,402,346         3,784,111
  General and administrative                      856,543           909,154
                                            -------------     -------------

  Total                                         4,258,889         4,693,265
                                            -------------     -------------

OPERATING INCOME                                  108,618           177,457

INTEREST INCOME                                     1,003             1,678
INTEREST EXPENSE                                  (19,986)          (14,082)
                                            -------------     -------------

INCOME BEFORE INCOME TAX                           89,635           165,053

PROVISION FOR INCOME TAX                           36,300            66,000
                                            -------------     -------------

NET INCOME                                  $      53,335     $      99,053
                                            =============     =============

INCOME PER SHARE                            $        0.01     $        0.02
                                            =============     =============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            5,398,244         5,398,244
                                            =============     =============


See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE
SIX MONTHS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994


                                                              Six Months Ended        Six Months Ended
                                                              November 30, 1995       November 30, 1994
                                                              -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                  $          53,335       $          99,053
                                                              -----------------       -----------------
  Adjustments to reconcile net income to net cash
    used for operating activities:
       Depreciation and amortization                                    128,077                 176,789
       Deferred income taxes                                             24,000                  56,000
       Increase in accounts receivable                                 (224,667)               (194,092)
       Increase in prepaid expenses                                     (62,080)                (66,027)
       Increase in inventories                                          (33,156)
       Increase in other assets                                         (17,097)                (81,552)
       Decrease in accounts payable and accrued expenses                (53,217)                (40,411)
       Decrease in income taxes payable                                    (302)                (11,242)
       Decrease in deferred income                                                              (74,211)
                                                              -----------------       -----------------

         Total Adjustments                                             (238,442)               (234,746)
                                                              -----------------       -----------------

  NET CASH USED FOR OPERATING ACTIVITIES                               (185,107)               (135,693)
                                                              -----------------       -----------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Capital expenditures                                                 (142,268)                (59,801)
  Decrease in loans to officers                                                                   6,000
                                                              -----------------       -----------------

  NET CASH USED FOR INVESTING ACTIVITIES                               (142,268)                (53,801)
                                                              -----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds under line-of-credit agreement                           223,793                 221,213
  Principal payments under capital lease obligations                    (50,207)                (32,036)
  Other                                                                                            (350)
                                                              -----------------       -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               173,586                 188,827
                                                              -----------------       -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (153,789)                   (667)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        210,887                  57,306
                                                              -----------------       -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $          57,098       $          56,639
                                                              =================       =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                  $          19,136       $          13,093
                                                              =================       =================
    Income taxes                                              $          13,400       $          22,000
                                                              =================       =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

    The Company issued:
      Long-term debt issued in connection with
          capital leases                                      $         128,252       $         111,822
                                                              =================       =================



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Interim Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts have been included. The results of operations for the quarter are not necessarily indicative of results for the year.

Reclassifications

Certain prior year statements of consolidated cash flow amounts have been reclassified to conform with current year classifications.

Inventories

Inventories are stated at the lower of cost or market. Inventories at November 30, 1995 are comprised of the following:

                         Raw materials                 $ 6,169
                         Finished Goods                 26,987
                                                       -------

                                                       $33,156
                                                       =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis

In this second quarter of fiscal year 1996, Diagnon realized net income of $14,331 totalling $53,335 for the first six months of fiscal year 1996.

During this quarter, the Company's subsidiary, BIOQUAL, Inc., was awarded and in December began work on a two year contract with the National Institute of Allergy and Infectious Disease. The contract titled "MAO/Evaluation of AIDS Vaccines in Non-Human Primates" totals $367,489.

During December 1995, BIOQUAL won a renewal competition and began work on the National Cancer Institute contract titled "Mechanisms of Chemical
Carcinogenesis in Old World Monkeys".  This five year contract totals
$3,266,150.

During this quarter, the Company announced that a distribution agreement had been reached with The Butler Company to market and distribute Equine IgG as a treatment for failure of passive transfer in equine neonates. Butler is the largest veterinary distribution company in the U.S. with 22 service centers and a sales force of 150 territory managers distributing product in all 50 states, with expanding international markets under development. Butler's sales professionals will be presenting Diagnon's Lyophilized Equine IgG technology to the nation's 1,860 equine practitioners, veterinary colleges, veterinary technicians and equine specialists.

Results of Operations

Three Months Comparison

For the three months of operations ended November 30, 1995 (the Company's second quarter), Contract Revenues decreased by 10.5% compared to the prior year primarily due to decreased contract activity (two major contracts ended at the end of the last fiscal year and in the first quarter of this year respectively). Contract Operating Expenses decreased 7.6% primarily due to decreased contract activity offset by costs incurred associated with the production of Equine IgG which the Company intends to market and sell during the first half of the next calendar year. General and Administrative Expenses (G&A) decreased 14.5% compared to the prior year. During the same quarter last year, the Company wrote off approximately $104,000 related to the termination of the agreements between Diagnon and The Johns Hopkins University (see November 1994 10-QSB). The decrease in G&A is the net result of the prior year write off and an increase in current year expenses resulting from annual salary increases and the addition of a full-time legal counsel. Total Operating Expenses decreased 9.1% primarily due to the expiration of the two contracts mentioned above.

Operating Income decreased 49.8% compared to the prior year primarily due to decreased contract activity and to the costs incurred associated with the production of Equine IgG as stated above.

For this quarter, Diagnon had interest expense of $12,341 compared to interest expense of $9,769 in the prior year. The increase is primarily attributable to capitalized leases at higher interest rates.

Six Months Comparison

For the six months of operations ended November 30, 1995, Contract Revenues decreased by 10.3% compared to the prior year primarily due to decreased contract activity. Contract Operating Expenses decreased 10.1% primarily due to decreased contract activity offset by costs incurred associated with the production of Equine IgG which the Company intends to market and sell during the first half of the next calendar year. General and Administrative Expenses decreased 5.8% primarily due to the net result of the $104,000 prior year write-off and the salary increases and additional staff as discussed in the Three Months Comparison. Total Operating Expenses decreased 9.3%, due to the above.

Operating Income decreased 38.8% compared to the prior year primarily due to decreased contract activity and to the costs incurred associated with the production of Equine IgG as stated above.

For the six months of this fiscal year, Diagnon had interest expense of $19,986 compared to interest expense of $14,082 in the prior year. The increase is primarily attributable to capitalized leases at higher interest rates.

Liquidity and Capital Resources

Assets

The changes in Cash and Cash Equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Accounts Receivable have increased by $224,667 consisting of 1) an increase of $359,432 to Unbilled Accounts Receivable representing increases in reimbursable indirect rate variances of $280,630 and unbilled accrued direct costs of $78,802 billed in December 1995,
2) a $141,036 decrease to Trade Receivables reflecting decreased contract activity and a slightly faster than normal collections rate when compared to the prior fiscal year end and 3) a $6,271 increase to a receivable from ZooQuest Technologies LTD. Prepaid Expenses increased by

$62,080 primarily due to the prepayment of $6,600 in life insurance premiums, $21,100 in business insurance premiums, and $29,000 in real estate and personal property taxes. An increase in Fixed Assets, net of Accumulated Depreciation and Amortization of $143,578 reflects fixed asset purchases of $270,520 (mainly nonhuman primate housing units and an autoclave) offset by depreciation and amortization of $126,942 during this six month period. Other Noncurrent Assets increased by $17,097 as the net result of the completion of a nonhuman primate housing unit order from the previous fiscal year ($52,553) and a $70,000 deposit on a new order of eleven units during this quarter.

Deferred Income Taxes decreased by $24,000 primarily as a result of utilizing a portion of the federal income tax loss carryforward.

Liabilities

In the first six months of operations, Total Liabilities increased $248,319. This increase is primarily attributable to 1) an increase to Borrowings Under Line-of-Credit of $223,793 necessitated by the increases in Prepaid Expenses and Unbilled Accounts Receivable and Fixed Asset purchases as stated above, 2) an increase in Long-Term Debt of $78,045 related to capital leases of $128,252 for nonhuman primate enclosures at the Research Boulevard Facility offset by $50,207 of payments on capital leases, and 3) an increase in Other Accrued Liabilities of $8,675 reflecting the accrual of an equine serum purchase for the production of the equine IgG product.

The above increase is partially offset by a decrease in Accounts Payable of $64,473 due to decreased contract activity.

The Company believes it has sufficient cash and financing sources to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

PART II.  Other Information

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting  - October 11, 1995

Election of Directors

          Four directors were elected:

                                            For        Withheld
                                         ---------     --------
          J. Thomas August, M.D.         3,581,609       4,900
          Charles C. Francisco           3,581,809       4,700
          Charles F. Gauvin              3,581,609       4,900
          John C. Landon, Ph.D.          3,581,009       6,500

There were no other directors whose term of office as a director continued after the meeting.

Other Matters Voted Upon at the Meeting

          Proposal 2   To approve the purchase by the Company of approximately
          200,000 shares of the Company's stock from John C. Landon (Chairman of the Board and CEO) at market value to fund the repayment by Dr. Landon of the remainder of a Company loan of $90,000.

          Affirmative  Votes       2,558,652
          Negative Votes              18,955
          Abstain                  1,001,602

          Proposal 3   To approve the appointment of Deloitte & Touche LLP as
          independent public accountants for the Company.

          Affirmative Votes        3,578,349
          Negative Votes               4,420
          Abstain                      3,740

Item 6.  EXHIBITS

               (10) (a)  Government Contracts.

                         1.  Title:                    MAO/Evaluation of AIDS
                                                       Vaccines in Non-Human
                                                       Primates.
                             Institute:                National Institute of
                                                       Allergy and Infectious
                                                       Disease
                             Dates Funded:             9/30/95 - 11/15/97
                             Contract Funding:         $367,489

                         2.  Title:                    Mechanisms of Chemical
                                                       Carcinogenesis in Old
                                                       World Monkeys.
                             Institute:                National Cancer
                                                       Institute
                             Dates Funded:             12/19/95 - 12/18/00
                             Contract Funding:         $3,266,150

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        DIAGNON CORPORATION



DATE  January 12, 1996                  /s/ John C. Landon, Ph.D.
     --------------------               --------------------------------
                                        Chairman of the Board,
                                        President and Chief Executive
                                        Officer




DATE  January 12, 1996                  /s/ Michael P. O'Flaherty
     --------------------               --------------------------------
                                        Chief Operating Officer and
                                        Secretary



DATE  January 12, 1996                  /s/ David A. Newcomer
     --------------------               --------------------------------
                                        Chief Financial Officer

                                EXHIBIT INDEX



(10)(a) GOVERNMENT CONTRACTS

        1. MAO/Evaluation of AIDS Vaccines in Non-Human Primates.

        2. Mechanisms of Chemical Carcinogenesis on Old World Monkeys.