Form 10QSB
period 1996-02-29
DIAGNON CORP
filed 1996-04-15
CIK 719711

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

(Mark One)
/ X /            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 29, 1996
                                             -----------------

                                       OR

/   /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT


               For the transition period from              TO
                                              ------------    ------------

                        Commission file number 0-13281
                                               -------


                             DIAGNON CORPORATION
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)



      State of Delaware                        13-3078199
- ---------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)


9600 Medical Center Drive, Rockville,  Maryland      20850
- ---------------------------------------------------------------------
(Address of principal executive office)            (Zip Code)




Issuer's telephone number, including area code (301) 251-2801


                         Not Applicable
- ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirement for the past 90 days.

                  Yes  X                  No
                      ---                    ---


Common Stock, $.01 par value per share; authorized 25,000,000 shares; 5,398,244 shares outstanding as of April 8, 1996.

Convertible Preferred Stock, $1.00 par value per share; authorized 325,000 shares; no shares outstanding as of April 8, 1996.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                              DIAGNON CORPORATION


                                     INDEX


Part I.  Financial Information                                      Page
- ------------------------------                                      ----

  Item 1.  Financial Statements.

     Consolidated Balance Sheets, May 31, 1995 and
              February 29, 1996  (Unaudited) . . . . . . . . . . .   2

     Unaudited Statements of Consolidated Operations for
              the Three Months Ended February 29, 1996 and
              February 28, 1995  . . . . . . . . . . . . . . . . .   3

     Unaudited Statements of Consolidated Operations for
              the Nine Months Ended February 29, 1996 and
              February 28, 1995  . . . . . . . . . . . . . . . . .   4

     Unaudited Statements of Consolidated Cash Flows
              for the Nine Months Ended February 29, 1996 and
              February 28, 1995  . . . . . . . . . . . . . . . . .   5

     Notes to Financial Statements   . . . . . . . . . . . . . . .   6

  Item 2.  Management's Discussion and Analysis  . . . . . . . . .   6

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, MAY 31, 1995 AND FEBRUARY 29, 1996 (UNAUDITED)


                                                           FEBRUARY 29,               MAY 31,
ASSETS                                                         1996                    1995
- ------                                                --------------------    --------------------
CURRENT ASSETS:
Cash and cash equivalents                             $             57,620    $            210,887
Accounts receivable:
   Trade                                                         1,540,394                 873,358
   Unbilled                                                        731,235                 728,046
   Other                                                            29,947                  24,060
Prepaid expenses                                                   104,415                  70,513
Inventories                                                         52,444
Deferred income taxes-current                                       43,800                  43,800
                                                      --------------------    --------------------
Total current assets                                             2,559,855               1,950,664
                                                      --------------------    --------------------

LOANS TO OFFICERS                                                   90,000                  90,000
                                                      --------------------    --------------------
FIXED ASSETS:
Leasehold improvements                                             532,379                 532,379
Furniture, fixtures and equipment                                2,517,158               2,084,466
                                                      --------------------    --------------------
Total                                                            3,049,537               2,616,845
Less accumulated depreciation
   and amortization                                              1,849,663               1,650,812
                                                      --------------------    --------------------
Fixed assets, net                                                1,199,874                 966,033
                                                      --------------------    --------------------

DEFERRED INCOME TAXES-NONCURRENT                                   788,600                 799,400
                                                      --------------------    --------------------

OTHER NONCURRENT ASSETS                                             94,867                 130,770
                                                      --------------------    --------------------

GOODWILL, NET OF ACCUMULATED
   AMORTIZATION                                                                              1,702
                                                      --------------------    --------------------

TOTAL                                                 $          4,733,196    $          3,938,569
                                                      ====================    ====================

LIABILITIES
- -----------

CURRENT LIABILITIES:
Borrowings under line of credit                       $            566,566
Current maturities of long-term debt                                71,426    $             83,075
Accounts payable                                                   177,042                 215,344
Accrued compensation and related costs                             281,042                 276,247
Accrued income taxes                                                                           302
Other accrued liabilities                                           25,072                   9,393
                                                      --------------------    --------------------
Total current liabilities                                        1,121,148                 584,361

LONG-TERM DEBT                                                     362,381                 142,812
                                                      --------------------    --------------------

Total liabilities                                                1,483,529                 727,173
                                                      --------------------    --------------------

STOCKHOLDERS' EQUITY
- --------------------

Convertible preferred stock - par value of $1.00 per share, 325,000 shares authorized;
   no shares issued and outstanding

Common stock - par value of $.01 per share;
   25,000,000 shares authorized; 9,602,452
   shares issued; 5,398,244 shares outstanding                      96,024                  96,024
Additional paid-in capital                                       7,395,015               7,395,015
Accumulated deficit                                             (3,614,015)             (3,652,286)
                                                      --------------------    --------------------
Total                                                            3,877,024               3,838,753
Less - treasury stock 4,204,208 shares, at cost                   (627,357)               (627,357)
                                                      --------------------    --------------------
Total stockholders' equity                                       3,249,667               3,211,396
                                                      --------------------    --------------------

TOTAL                                                 $          4,733,196    $          3,938,569
                                                      ====================    ====================

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
THREE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                                                  FEBRUARY 29,                   FEBRUARY 28,
                                                                      1996                           1995
                                                           ------------------------     ---------------------------
CONTRACT REVENUES                                          $              2,196,007     $                 2,318,046
                                                           ------------------------     ---------------------------

OPERATING EXPENSES:
  Contract                                                                1,776,920                       1,780,682
  General and administrative                                                426,896                         451,335
                                                           ------------------------     ---------------------------

  Total                                                                   2,203,816                       2,232,017
                                                           ------------------------     ---------------------------

OPERATING (LOSS) INCOME                                                      (7,809)                         86,029

INTEREST INCOME                                                                 939                             727
INTEREST EXPENSE                                                            (18,896)                        (15,865)
                                                           ------------------------     ---------------------------

(LOSS) INCOME BEFORE INCOME TAX                                             (25,766)                         70,891

PROVISION FOR INCOME TAX                                                    (10,700)                         28,400
                                                           ------------------------     ---------------------------

NET (LOSS) INCOME                                          $                (15,066)    $                    42,491
                                                           ========================     ===========================

INCOME PER SHARE                                           $                   0.00     $                      0.01
                                                           ========================     ===========================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                      5,398,244                       5,398,244
                                                           ========================     ===========================


See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                                                           FEBRUARY 29,                FEBRUARY 28,
                                                                               1996                        1995
                                                                    -----------------------       -------------------
CONTRACT REVENUES                                                   $             6,563,514       $         7,188,768
                                                                    -----------------------       -------------------

OPERATING EXPENSES:
  Contract                                                                        5,179,266                 5,564,793
  General and administrative                                                      1,283,437                 1,360,489
                                                                    -----------------------       -------------------

  Total                                                                           6,462,703                 6,925,282
                                                                    -----------------------       -------------------

OPERATING INCOME                                                                    100,811                   263,486

INTEREST INCOME                                                                       1,942                     2,405
INTEREST EXPENSE                                                                    (38,882)                  (29,947)
                                                                    -----------------------       -------------------

INCOME BEFORE INCOME TAX                                                             63,871                   235,944

PROVISION FOR INCOME TAX                                                             25,600                    94,400
                                                                    -----------------------       -------------------

NET INCOME                                                          $                38,271       $           141,544
                                                                    =======================       ===================

INCOME PER SHARE                                                    $                  0.01       $              0.03
                                                                    =======================       ===================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                              5,398,244                 5,398,244
                                                                    =======================       ===================


See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE
NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                                                                Nine Months Ended             Nine Months Ended
                                                                                February 29, 1996             February 28, 1995
                                                                               ------------------             -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                   $          38,271               $       141,544
                                                                               -----------------               ---------------
  Adjustments to reconcile net income to net cash
    used for operating activities:
       Depreciation and amortization                                                     200,553                       258,600
       Deferred income taxes                                                              10,800                        77,900
       Increase in accounts receivable                                                  (676,112)                     (221,965)
       Increase in prepaid expenses                                                      (50,902)                      (62,471)
       Increase in inventories                                                           (52,444)
       Decrease in other assets                                                           52,903
       (Increase) decrease in accounts payable and accrued expenses                      (17,828)                       16,513
       Decrease in income taxes payable                                                     (302)                      (11,242)
       Decrease in deferred income                                                                                     (86,579)
                                                                               -----------------               ---------------

            Total Adjustments                                                           (533,332)                      (29,244)
                                                                               -----------------               ---------------

  NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                  (495,061)                      112,300
                                                                               -----------------               ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Capital expenditures                                                                  (143,078)                     (206,713)
  Decrease in loans to officers                                                                                          8,000
                                                                               -----------------               ---------------

  NET CASH USED FOR INVESTING ACTIVITIES                                                (143,078)                     (198,713)
                                                                               -----------------               ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds under line-of-credit agreement                                            566,566                       140,425
  Principal payments under capital lease obligations                                     (81,694)                      (54,355)
  Other                                                                                                                   (350)
                                                                               -----------------               ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                484,872                        85,720
                                                                               -----------------               ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (153,267)                         (693)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         210,887                        57,306
                                                                               -----------------               ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $          57,620               $        56,613
                                                                               =================               ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                                   $          35,699               $        38,163
                                                                               =================               ===============
    Income taxes                                                               $          18,460               $        30,954
                                                                               =================               ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

    The Company issued:
      Long-term debt issued in connection with capital leases                  $         289,614               $       111,822
                                                                               =================               ===============



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Interim Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts have been included. The results of operations for the quarter and nine months are not necessarily indicative of results for the year.

Reclassifications

Certain prior year statements of consolidated cash flow amounts have been reclassified to conform with current year classifications.

Inventories

Inventories are stated at the lower of cost or market. Inventories at February 29, 1996 are comprised of the following:

               Raw materials                                      $ 8,835
               Finished goods                                      43,609
                                                                  -------

                                                                  $52,444
                                                                  =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis

In this third quarter of fiscal year 1996, Diagnon realized a net loss of $15,066 resulting in a net income of $38,271 for the first nine months of fiscal year 1996.

During this quarter, there were two external factors which significantly affected the financial results of the Company: 1) the shut-down of the Federal Government and 2) a severe snowstorm in the Washington, D.C. metropolitan area ("Blizzard of '96"). The government shut-down created operational delays within existing contracts held by the Company's subsidiary, BIOQUAL, Inc., as well as delayed potential contract negotiations. The shut-down also had a negative impact on the Company's ability to make timely collections of accounts receivable on its federal contracts. The result of the poor collections rate was increased borrowings on the Company's line of credit and increased interest expense for the quarter.

The "Blizzard of '96" caused a decrease in the Company's direct labor base, and consequently sales, this quarter as many of the Company's employees were unable to report to work during the storm. The Company's sales are generated mainly from cost reimbursable contracts with direct labor being the primary producer of sales.

In addition to the two external factors above, the expiration of two major contracts on May 31, 1995 and June 30, 1995 has had a significant impact on the Company this fiscal year. The Company is continuing its efforts to replace the expired contracts.

During this quarter, BIOQUAL won a renewal competition and began work on the National Cancer Institute contract "Mechanisms of Chemical Carcinogenesis in Old World Monkeys". This five year contract totals $3,266,150. BIOQUAL also began work on a two year contract with the National Institute of Allergy and Infectious Disease. The contract titled "MAO/Evaluation of AIDS Vaccines in Non-Human Primates" totals $367,489.

At the end of January 1996, the Company completed negotiations with the Financial Advisory Services Branch of the National Institutes of Health on new provisional indirect cost billing rates for fiscal years 1995 and 1996. The newly approved indirect cost rates allowed BIOQUAL to invoice the government approximately $500,000 in previously unbilled reimbursable indirect rate variances from fiscal years 1995 and 1996. The invoicing of these rate variances has no impact on the results of operations of the Company during this fiscal year. Revenue generated by these costs had been recognized during the prior fiscal year or previously this fiscal year.


Results of Operations

Three Months Comparison

For the three months of operations ended February 29, 1996 (the Company's third quarter), Contract Revenues decreased by 5.3% compared to the prior year. The decrease is primarily due to decreased contract activity (two major contracts ended at the end of last fiscal year and the first quarter of this year respectively). Also affecting this quarter's sales is approximately $34,700 of applied indirect costs on four contracts which caused the total incurred costs of each contract to exceed its funding. These indirect costs are currently not available for reimbursement and, therefore, revenue cannot be recognized on these costs. According to the Federal Acquisition Regulations, the Company may be able to recover all or part of these costs after a government indirect cost audit for this fiscal year has been completed. Contract Operating Expenses decreased .2% compared to the prior year primarily due to a decrease in contract activity offset by costs incurred associated with the production of Equine IgG (a new product this fiscal year) which the Company intends to market and sell the first half of this calendar year. General and Administrative Expenses (G&A) decreased 5.4% compared to the prior fiscal year. During the same quarter last year, the Company wrote off an additional $15,000 related to the termination of the agreements between Diagnon and The Johns Hopkins University (see February 1995 10-QSB). The decrease in G&A is the net result of the prior year write off and the increase in current year expenses resulting from annual salary increases and the addition of a full-time legal counsel. Also contributing to the decrease is a reduction of the use of outside legal counsel as compared to the prior year.

Operating Income decreased 109.1% to become an Operating Loss, and compared to the prior year, decreased due to decreased contract activity, costs incurred associated with the production of Equine IgG, and the "Blizzard of '96" as previously discussed.

For this quarter, Diagnon had interest expense of $18,896 compared to interest expense of $15,865 in the prior year. The increase is primarily attributable to increased Borrowings Under Line-of-Credit (see Summary Analysis) and capitalized leases at a higher interest rate.

Nine Months Comparison

For the nine months of operations ended February 29, 1996, Contract Revenues decreased by 8.7% compared to the prior year primarily due to decreased contract activity. Contract Operating Expenses decreased 6.9% primarily due to decreased contract activity offset by costs incurred associated with the production of Equine IgG (a new product this fiscal year) which the Company intends to market and sell the first half of this calendar year. General and Administrative Expenses decreased 5.7% primarily due to the net result of the $119,000 prior year write off and the salary increases and additional staff as discussed in the Three Months Comparison and Summary Analysis. Total Operating Expenses decreased 6.7%, due to the above.

During this nine months, Operating Income decreased 61.7% compared to the prior year due to decreased contract activity, costs incurred associated with the production of Equine IgG, and the "Blizzard of '96" as previously discussed in the Three Months Comparison.

For the nine months of this fiscal year, Diagnon had interest expense of $38,882 compared to interest expense of $29,947 in the prior year. The increase is primarily attributable to increased Borrowings Under Line-of-Credit (see Summary Analysis) and capitalized leases at a higher interest rate.


Liquidity and Capital Resources

Assets

The changes in Cash and Cash Equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Accounts Receivable has increased by $676,112 consisting primarily of an increase of $667,036 to Trade Receivables reflecting slower than normal collections rate (due to the government shut-down) and the January billing of approximately $590,000 in previously unbilled indirect rate variances from the current fiscal year and prior fiscal years and the settlement of costs incurred on certain other expired Federal contracts. Prepaid Expenses increased by $33,902 primarily due to the prepayment of $13,679 in life insurance premiums, $3,400 in business insurance premiums, and the prepayment of $14,500 in real estate taxes. The increase in Fixed Assets, net of Accumulated Depreciation and Amortization of $233,841, reflects an increase in fixed asset purchases of $432,692 (mainly nonhuman primate enclosures and an autoclave) offset by depreciation and amortization of $198,851 during this nine month period. Inventories increased $52,444 as the Company continues to produce Equine IgG.

Deferred Income Taxes decreased by $10,800 primarily as a result of utilizing a portion of the federal income tax loss carryforward. Other Noncurrent Assets decreased $35,903 as the net result of the completion of a nonhuman primate housing unit order from the previous fiscal year and a $17,000 deposit on a new order of housing units during this quarter.

Liabilities

In the first nine months of operations, Total Liabilities increased $756,356. This increase is primarily attributable to 1) an increase to Borrowings Under Line-of-Credit of $566,566 reflecting the increase in Fixed Assets and Trade Receivable stated above, 2) an increase in Long-Term Debt of $207,920 related to capital leases of $289,614 for nonhuman primate enclosures at the Research Boulevard Facility, offset by $81,694 of payments on capital leases, and 3) an increase in Other Accrued Liabilities of $15,679.

The above increase is partially offset by a decrease in Accounts Payable of $38,302.

During the period of March 1 through April 9, 1996, the Company collected $1,171,036 of the February 29, 1996 outstanding balance of $1,540,394 in Trade Receivables and the Company made repayments on the line of credit totalling $447,282, reducing the February 29, 1996 balance from $566,566 to $119,284.
The Company believes it has sufficient cash and financing sources to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                DIAGNON CORPORATION



DATE  April 12, 1996                            /s/ John C. Landon, Ph.D.
     --------------------                       --------------------------------
                                                Chairman of the Board,
                                                President and Chief Executive
                                                Officer




DATE  April 12, 1996                            /s/ Michael P. O'Flaherty
     --------------------                       --------------------------------
                                                Chief Operating Officer and
                                                Secretary



DATE  April 12, 1996                            /s/ David A. Newcomer
     --------------------                       --------------------------------
                                                Chief Financial Officer