Form 10QSB
period 1996-08-31
DIAGNON CORP
filed 1996-10-11
CIK 719711

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-QSB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT

        For the transition period from              TO

               Commission file number 0-13281


                              DIAGNON CORPORATION
       (Exact name of small business issuer as specified in its charter)


      State of Delaware                        13-3078199
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)


9600 Medical Center Drive, Rockville,  Maryland      20850
(Address of principal executive office)         (Zip  Code)

Issuer's telephone number, including area code (301) 251-2801

                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirement for the past 90 days.

                  Yes  X                  No

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 5,398,244 shares outstanding as of October 4, 1996.

Convertible Preferred Stock, $1.00 par value per share; authorized 325,000 shares; no shares outstanding as of October 4, 1996.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X

                              DIAGNON CORPORATION


                                     INDEX

Part I.  Financial Information                                 Page

  Item 1.  Financial Statements.

         Consolidated Balance Sheets, May 31, 1996 and
                  August 31, 1996  (Unaudited) . . . . . . . . . . . .   2

         Unaudited Statements of Consolidated Operations for
                  the Three Months Ended August 31, 1996 and
                  August 31, 1995  . . . . . . . . . . . . . . . . . .   3

         Unaudited Statements of Consolidated Cash Flows
                  for the Three Months Ended August 31, 1996 and
                  August 31, 1995  . . . . . . . . . . . . . . . . . .   4

         Notes to Financial Statements   . . . . . . . . . . . . . . .   5

  Item 2.  Management's Discussion and Analysis  . . . . . . . . . . .   5


Part II.  Other Information

  Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . .   6

  Item 6.  Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . .   6

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, MAY 31, 1996 AND AUGUST 31, 1996 (UNAUDITED)

                                                                      AUGUST 31,                   MAY 31,
ASSETS                                                                   1996                       1996
------                                                         ---------------------      ---------------------
CURRENT ASSETS:
Cash and cash equivalents                                       $             81,579       $            218,543
Accounts receivable:
   Trade                                                                   1,327,875                    930,598
   Unbilled                                                                  417,834                    622,245
   Other                                                                      19,479                     27,425
Prepaid expenses                                                              96,101                     71,432
Inventories                                                                   52,135                     52,755
Deferred income taxes-current                                                 49,000                     49,000
                                                                ---------------------      ---------------------
Total current assets                                                       2,044,003                  1,971,998
                                                                ---------------------      ---------------------

LOANS TO OFFICERS                                                             90,000                     90,000
                                                                ---------------------      ---------------------

FIXED ASSETS:
Leasehold improvements                                                       545,319                    543,735
Furniture, fixtures and equipment                                          2,764,855                  2,647,531
                                                                ---------------------      ---------------------
Total                                                                      3,310,174                  3,191,266
Less accumulated depreciation
   and amortization                                                        1,983,379                  1,920,873
                                                                ---------------------      ---------------------
Fixed assets, net                                                          1,326,795                  1,270,393
                                                                ---------------------      ---------------------

DEFERRED INCOME TAXES-NONCURRENT                                             793,500                    796,500
                                                                ---------------------      ---------------------

OTHER NONCURRENT ASSETS                                                      102,093                    102,093
                                                                ---------------------      ---------------------

TOTAL                                                           $          4,356,391       $          4,230,984
                                                                =====================      =====================

LIABILITIES

CURRENT LIABILITIES:
Borrowings under line of credit                                 $            327,931
Current maturities of long-term debt                                         113,918       $            113,918
Accounts payable                                                             143,973                    234,270
Accrued compensation and related costs                                       165,011                    275,794
Accrued income taxes                                                          11,360                      3,560
Other accrued liabilities                                                     11,464                     11,503
                                                                ---------------------      ---------------------
Total current liabilities                                                    773,657                    639,045

LONG-TERM DEBT                                                               261,245                    288,345
                                                                ---------------------      ---------------------

Total liabilities                                                          1,034,902                    927,390
                                                                ---------------------      ---------------------


STOCKHOLDERS' EQUITY

Convertible preferred stock - par value of $1.00 per share, 325,000 shares authorized;
   no shares issued and outstanding

Common stock - par value of $.01 per share;
   25,000,000 shares authorized; 9,602,452
   shares issued; 5,398,244 shares outstanding                                96,024                     96,024
Additional paid-in capital                                                 7,395,015                  7,395,015
Accumulated deficit                                                       (3,542,193)                (3,560,088)
                                                                ---------------------      ---------------------
Total                                                                      3,948,846                  3,930,951
Less - treasury stock 4,204,208 shares, at cost                             (627,357)                  (627,357)
                                                                ---------------------      ---------------------
Total stockholders' equity                                                 3,321,489                  3,303,594
                                                                ---------------------      ---------------------

TOTAL                                                           $          4,356,391       $          4,230,984
                                                                =====================      =====================

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
THREE MONTHS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

                                            AUGUST 31,             AUGUST 31,
                                               1996                   1995
                                         ---------------        ---------------
CONTRACT REVENUES                        $    2,290,387         $    2,229,348
                                         ---------------        ---------------

OPERATING EXPENSES:
  Contract                                    1,809,915              1,720,861
  General and administrative                    440,563                440,238
                                         ---------------        ---------------

  Total                                       2,250,478              2,161,099
                                         ---------------        ---------------

OPERATING INCOME                                 39,909                 68,249

INTEREST INCOME                                   1,801                  4,800
INTEREST EXPENSE                                (11,815)                (7,645)
                                         ---------------        ---------------

INCOME BEFORE INCOME TAX                         29,895                 65,404

PROVISION FOR INCOME TAX                         12,000                 26,400
                                         ---------------        ---------------

NET INCOME                               $       17,895         $       39,004
                                         ===============        ===============

INCOME PER SHARE                         $         0.00         $         0.01
                                         ===============        ===============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                          5,398,244              5,398,244
                                         ===============        ===============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE
THREE MONTHS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

                                                                                         Three Months Ended    Three Months Ended
                                                                                          August 31, 1996        August 31, 1995
                                                                                          ---------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                              $       17,895          $      39,004
                                                                                          ---------------         --------------
  Adjustments to reconcile net income to net cash used for operating activities:
       Depreciation and amortization                                                              62,506                 71,882
       Deferred income taxes                                                                       3,000                 18,600
       Increase in accounts receivable                                                          (184,920)              (481,157)
       Increase in prepaid expenses                                                              (24,669)               (74,064)
       Decrease (increase) in inventories                                                            620                 (9,524)
       Decrease in other assets                                                                                          27,553
       (Decrease) increase in accounts payable and accrued expenses                             (201,119)                 7,601
       Increase in income taxes payable                                                            7,800                  1,400
                                                                                          ---------------         --------------

                 Total Adjustments                                                              (336,782)              (437,709)
                                                                                          ---------------         --------------

  NET CASH USED FOR OPERATING ACTIVITIES                                                        (318,887)              (398,705)
                                                                                          ---------------         --------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Capital expenditures                                                                          (118,908)              (154,393)
                                                                                          ---------------         --------------

  NET CASH USED FOR INVESTING ACTIVITIES                                                        (118,908)              (154,393)
                                                                                          ---------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds under line-of-credit agreement                                                    327,931                424,165
  Principal payments under capital lease obligations                                             (27,100)               (24,984)
                                                                                          ---------------         --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        300,831                399,181
                                                                                          ---------------         --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (136,964)              (153,917)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 218,543                210,887
                                                                                          ---------------         --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $       81,579          $      56,970
                                                                                          ===============         ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                                              $       10,385          $       6,836
                                                                                          ===============         ==============
    Income taxes                                                                          $        1,200          $       6,400
                                                                                          ===============         ==============

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis

In this first quarter of fiscal year 1997, Diagnon realized net income of $17,895.

On July 1, 1996, the Company's subsidiary, BIOQUAL, Inc., won a renewal competition and began work on the National Institute of Child Health and Human
Development contract "Biological Testing Facility". This five year contract totals $15,015,891.

On July 29, 1996, the Company entered into an Agreement of Sale with ZooQuest Technologies, LTD. to purchase substantially all of ZooQuest's assets, including the transfer of the United States Department of Agriculture Licenses (Product License No. 411 and Facility License No. 411), and the Patent No. 4,911,910
entitled  "Purified  Equine  Immunoglobulins  and  Method of Use  Thereof".  The
purchase price of the assets was $5,000 in cash, the forgiveness of approximately $100,000 in debt (written off as uncollectible in previous fiscal years) and a royalty of three percent on future sales of Equine Oral and Equine Intravenous (IV) IgG, and Albumin products (the IV and Albumin products have not received the necessary regulatory approvals).

This Agreement provides Diagnon with sole control and ownership of the Equine IgG Lyphomune(TM) and the ability to further develop the technology, however, there can be no assurance of the development and regulatory approval of future products.

Results of Operations

For the three months of operations ended August 31, 1996 (the Company's first quarter), Contract Revenues increased by 2.7%. Contract Operating Expenses increased 5.2% compared to the prior year primarily due to costs associated with the production of Equine IgG which the Company began to market and sell during the last fiscal year and research and development (R&D) expenses related to certain cancer treatment and drug delivery approaches. General and Administrative Expenses increased .1%. Total Operating Expenses increased 4.1% due to the above.

Operating Income decreased 41.5% compared to the prior year as Total Operating Expenses increased at a greater rate than Contract Revenues. The operating expense increase was primarily due to increases in costs incurred associated with the production of Equine IgG and R&D expenses related to certain cancer treatment and drug delivery approaches as stated above.

For this quarter, Diagnon had interest expense of $11,815 compared to interest expense of $7,645 in the prior year. The increase is primarily attributable to increased capitalized leases at a higher interest rate.

Liquidity and Capital Resources

Assets

The changes in Cash and Cash Equivalents are detailed in the Statements of Consolidated Cash Flows on page 4. Accounts Receivable has increased by $184,920 consisting mainly of 1) an increase of $397,277 to Trade Receivables reflecting a slower than normal collections rate and the August invoicing of $59,157 of previously unbilled indirect rate variances from prior fiscal years, 2) a $204,411 decrease in Unbilled Accounts Receivable representing decreases in reimbursable indirect rate variances of $110,784 and prior year unbilled direct costs of $93,626 that were billed in June 1996, and 3) a $7,946 decrease to a receivable from ZooQuest Technologies LTD. Prepaid Expenses increased by $24,669 primarily due to the prepayment of $15,000 in life insurance premiums and $10,000 in business insurance premiums. An increase in Fixed Assets, net of Accumulated Depreciation and Amortization, of $56,402 reflects an increase in fixed asset purchases of $118,908 (mainly nonhuman primate housing units) offset by depreciation and amortization of $62,506 during this quarter.

Liabilities

In the first three months of operations, Total Liabilities increased $107,512. This increase is primarily attributable to an increase to Borrowings Under Line-of-Credit of $327,931 reflecting the increases in Trade Receivables and Fixed Asset purchases stated above.

The increase above is partially offset by 1) a decrease in Accounts Payable of $90,297 primarily due to the payment of a one-time rent adjustment from Fiscal Year 1992 ($51,500) that was outstanding at the end of the last fiscal year, 2) a decrease in Accrued Compensation and Related Costs of $110,783 reflecting a shorter payroll accrual period this quarter when compared to the prior year end, and 3) payments totalling $27,100 on capital leases reducing Long-Term Debt.

The Company believes it has sufficient cash and financing sources to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

PART II.  Other Information

Item 1.  LEGAL PROCEEDINGS

None.

Item 6.  EXHIBITS

                  (10) Agreement of Sale by and between ZooQuest Technologies, LTD. and Diagnon Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               DIAGNON CORPORATION



DATE  October 9, 1996                          /s/ John C. Landon, Ph.D.
     --------------------                      -------------------------
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer




DATE  October 9, 1996                          /s/ Michael P. O'Flaherty
     --------------------                      -------------------------
                                               Chief Operating Officer and
                                               Secretary



DATE  October 9, 1996                          /s/ David A. Newcomer
     --------------------                      ---------------------
                                               Chief Financial Officer

                                    EXHIBITS