Form 10QSB
period 1996-11-30
DIAGNON CORP
filed 1997-01-14
CIK 719711

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 1996

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

                  Yes  X                  No

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 5,398,244 shares outstanding as of January 8, 1997.

Convertible Preferred Stock, $1.00 par value per share; authorized 325,000 shares; no shares outstanding as of January 8, 1997.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X

                              DIAGNON CORPORATION

                                     INDEX

Part I.  Financial Information                                        Page

  Item 1.  Financial Statements.

         Consolidated Balance Sheets, May 31, 1996 and
                  November 30, 1996  (Unaudited) . . . . . . . . . . .   2

         Unaudited Statements of Consolidated Operations for
                  the Three Months Ended November 30, 1996 and
                  November 30, 1995  . . . . . . . . . . . . . . . . .   3

         Unaudited Statements of Consolidated Operations for
                  the Six Months Ended November 30, 1996 and
                  November 30, 1995  . . . . . . . . . . . . . . . . .   4

         Unaudited Statements of Consolidated Cash Flows
                  for the Six Months Ended November 30, 1996 and
                  November 30, 1995  . . . . . . . . . . . . . . . . .   5

         Notes to Financial Statements   . . . . . . . . . . . . . . .   6

         Item 2.  Management's Discussion and Analysis   . . . . . . .   6


Part II.  Other Information


         Item 4.  Submission of Matters to a Vote of
                         Security Holders  . . . . . . . . . . . . . .   8

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, MAY 31, 1996 AND NOVEMBER 30, 1996 (UNAUDITED)


                                                            NOVEMBER 30,           MAY 31,
ASSETS                                                          1996                1996
------                                                     ---------------     ---------------
CURRENT ASSETS:
Cash and cash equivalents                                  $       79,069      $      218,543
Accounts receivable:
   Trade                                                        1,013,437             930,598
   Unbilled                                                       524,438             622,245
   Other                                                           19,467              27,425
Prepaid expenses                                                  129,754              71,432
Inventories                                                        53,149              52,755
Deferred income taxes-current                                      49,000              49,000
                                                           ---------------     ---------------
Total current assets                                            1,868,314           1,971,998
                                                           ---------------     ---------------

LOANS TO OFFICERS                                                  90,000              90,000
                                                           ---------------     ---------------

FIXED ASSETS:
Leasehold improvements                                            547,743             543,735
Furniture, fixtures and equipment                               2,794,649           2,647,531
                                                           ---------------     ---------------
Total                                                           3,342,392           3,191,266
Less accumulated depreciation
   and amortization                                             2,043,798           1,920,873
                                                           ---------------     ---------------
Fixed assets, net                                               1,298,594           1,270,393
                                                           ---------------     ---------------

DEFERRED INCOME TAXES-NONCURRENT                                  781,500             796,500
OTHER NONCURRENT ASSETS                                           117,093             102,093
                                                           ---------------     ---------------


TOTAL                                                      $    4,155,501      $    4,230,984
                                                           ===============     ===============

LIABILITIES

CURRENT LIABILITIES:
Borrowings under line of credit                            $       74,213
Current maturities of long-term debt                              113,918      $      113,918
Accounts payable                                                  138,773             234,270
Accrued compensation and related costs                            219,574             275,794
Accrued income taxes                                               13,660               3,560
Other accrued liabilities                                          12,511              11,503
                                                           ---------------     ---------------
Total current liabilities                                         572,649             639,045

LONG-TERM DEBT                                                    233,132             288,345
                                                           ---------------     ---------------

Total liabilities                                                 805,781             927,390
                                                           ---------------     ---------------


STOCKHOLDERS' EQUITY

Convertible preferred stock - par value of $1.00 per share, 325,000 shares authorized;
   no shares issued and outstanding

Common stock - par value of $.01 per share;
   25,000,000 shares authorized; 9,602,452
   shares issued; 5,398,244 shares outstanding                     96,024              96,024
Additional paid-in capital                                      7,395,015           7,395,015
Accumulated deficit                                            (3,513,962)         (3,560,088)
                                                           ---------------     ---------------
Total                                                           3,977,077           3,930,951
Less - treasury stock 4,204,208 shares, at cost                  (627,357)           (627,357)
                                                           ---------------     ---------------
Total stockholders' equity                                      3,349,720           3,303,594
                                                           ---------------     ---------------

TOTAL                                                      $    4,155,501      $    4,230,984
                                                           ===============     ===============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARY
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
THREE MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995


                                     NOVEMBER 30,             NOVEMBER 30,
                                         1996                     1995
                                   -----------------       ------------------

CONTRACT REVENUES                  $      2,234,002        $       2,138,159
                                   -----------------       ------------------

OPERATING EXPENSES:
  Contract                                1,730,509                1,681,485
  General and administrative                446,699                  416,305
                                   -----------------       ------------------

  Total                                   2,177,208                2,097,790
                                   -----------------       ------------------

OPERATING INCOME                             56,794                   40,369

INTEREST INCOME                               1,791                   (3,797)
INTEREST EXPENSE                            (11,054)                 (12,341)
                                   -----------------       ------------------

INCOME BEFORE INCOME TAX                     47,531                   24,231

PROVISION FOR INCOME TAX                     19,300                    9,900
                                   -----------------       ------------------

NET INCOME                         $         28,231        $          14,331
                                   =================       ==================

INCOME PER SHARE                   $           0.01        $            0.00
                                   =================       ==================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      5,398,244                5,398,244
                                   =================       ==================


See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARY
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
SIX MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995


                                      NOVEMBER 30,            NOVEMBER 30,
                                         1996                     1995
                                   -----------------       ------------------

CONTRACT REVENUES                  $      4,524,389        $       4,367,507
                                   -----------------       ------------------

OPERATING EXPENSES:
  Contract                                3,540,424                3,402,346
  General and administrative                887,262                  856,543
                                   -----------------       ------------------

  Total                                   4,427,686                4,258,889
                                   -----------------       ------------------

OPERATING INCOME                             96,703                  108,618

INTEREST INCOME                               3,592                    1,003
INTEREST EXPENSE                            (22,869)                 (19,986)
                                   -----------------       ------------------

INCOME BEFORE INCOME TAX                     77,426                   89,635

PROVISION FOR INCOME TAX                     31,300                   36,300
                                   -----------------       ------------------

NET INCOME                         $         46,126        $          53,335
                                   =================       ==================

INCOME PER SHARE                   $           0.01        $            0.01
                                   =================       ==================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      5,398,244                5,398,244
                                   =================       ==================


See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE
SIX MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995

                                                                Six Months Ended             Six Months Ended
                                                                November 30, 1996            November 30, 1995
                                                                -----------------            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    $         46,126             $         53,335
                                                                -----------------            -----------------
  Adjustments to reconcile net income to net cash
    used for operating activities:
       Depreciation and amortization                                     122,925                      128,077
       Deferred income taxes                                              15,000                       24,000
       Decrease (increase) in accounts receivable                         22,926                     (224,667)
       Increase in prepaid expenses                                      (58,322)                     (62,080)
       Increase in inventories                                              (394)                     (33,156)
       Increase in other assets                                          (15,000)                     (17,097)
       Decrease in accounts payable and accrued expenses                (150,709)                     (53,217)
       Increase (decrease) in income taxes payable                        10,100                         (302)
                                                                -----------------            -----------------

                 Total Adjustments                                       (53,474)                    (238,442)
                                                                -----------------            -----------------

  NET CASH USED FOR OPERATING ACTIVITIES                                  (7,348)                    (185,107)
                                                                -----------------            -----------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Capital expenditures                                                  (151,126)                    (142,268)
                                                                -----------------            -----------------

  NET CASH USED FOR INVESTING ACTIVITIES                                (151,126)                    (142,268)
                                                                -----------------            -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds under line-of-credit agreement                             74,213                      223,793
  Principal payments under capital lease obligations                     (55,213)                     (50,207)
                                                                -----------------            -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 19,000                      173,586
                                                                -----------------            -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (139,474)                    (153,789)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         218,543                      210,887
                                                                -----------------            -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $         79,069             $         57,098
                                                                =================            =================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                    $         22,283             $         19,136
                                                                =================            =================
    Income taxes                                                $          6,200             $         13,400
                                                                =================            =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

    The Company issued:
      Long-term debt issued in connection with capital leases                                $        128,252
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis

In this second quarter of fiscal year 1997, Diagnon realized net income of $28,231 totalling $46,126 for the first six months of fiscal year 1997.

During this quarter, the Company completed its clinical trials for Equine Intravenous (IV) IgG and subsequently submitted the results to the United States Department of Agriculture requesting approval to market and sell the veterinary biologic product commercially. There can be no assurance, however, that the product will receive the necessary regulatory approval.

At its October 16, 1996, meeting, the Board of Directors voted to extend the due date of the outstanding loan to the President, Dr. John C. Landon, maintaining all other terms and conditions, until October 31, 1998, and to continue to offer Dr. Landon the right to sell shares of stock of Diagnon to the Company at then-current fair market value to fund the payment of the principal ($90,000) and accrued interest ($8,955 at November 30, 1996).

Results of Operations

Three Months Comparison

For the three months of operations ended November 30, 1996 (the Company's second quarter), Contract Revenues increased by 4.5% due to increased contract activity. Contract Operating Expenses increased 2.9%. General and Administrative Expenses (G&A) increased 7.3% compared to the prior year primarily due to costs associated with the clinical trials of the Equine Intravenous IgG and research and development (R&D) of other IgG technology. Total Operating Expenses increased 3.8% primarily due to the above.

Operating Income increased 40.7% compared to the prior year primarily due to increased contract activity offset by the R&D expenses related to certain cancer treatments and drug delivery approaches and the development of other IgG technology.

For this quarter, Diagnon had interest expense of $11,054 compared to interest expense of $12,341 in the prior year. The decrease is primarily attributable to lower borrowings under the line of credit partially offset by capitalized leases at higher interest rates.

Six Months Comparison

For the six months of operations ended November 30, 1996, Contract Revenues increased by 3.6% compared to the prior year primarily due to increased contract activity. Contract Operating Expenses increased 4.1% primarily due to increased contract activity and costs incurred related to certain cancer treatments and drug delivery approaches. General and Administrative Expenses increased 3.6% primarily due to costs associated with the clinical trials of the Equine Intravenous IgG and research and development of other IgG technology as discussed in the Three Months Comparison. Total Operating Expenses increased 4.0%, due to the above.

Operating Income decreased 11.0% compared to the prior year primarily due to costs associated with the clinical trials of the Equine Intravenous IgG and research and development of other IgG technology as stated above partially offset by increased contract activity.

For the six months of this fiscal year, Diagnon had interest expense of $22,869 compared to interest expense of $19,986 in the prior year. The increase is primarily attributable to capitalized leases at higher interest rates.

Liquidity and Capital Resources

Assets

The changes in Cash and Cash Equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Accounts Receivable have decreased by $22,926 primarily consisting of 1) a decrease of $97,807 to Unbilled Accounts Receivable reflecting a decrease in reimbursable indirect rate variances of $150,045 offset by an increase of $52,238 in unbilled accrued direct costs billed in December 1996 compared to unbilled direct costs at the prior year end billed in June 1996, 2) an $82,839 increase to Trade Receivables reflecting increased contract activity and 3) a $7,946 decrease to a receivable from ZooQuest Technologies LTD.

The decreases above were partially offset by 1) an increase in Prepaid Expenses of $58,322 primarily due to the prepayment of $20,000 in business insurance premiums and $38,000 in real estate and personal property taxes. An increase in Fixed Assets, net of Accumulated Depreciation and Amortization, of $28,201 reflects fixed asset purchases of $151,126 (mainly nonhuman primate housing units) offset by depreciation and amortization of $122,925 during this six month period. Other Noncurrent Assets increased by $15,000 reflecting a deposit on the fabrication of ten nonhuman primate housing units.

Liabilities

In the first six months of operations, Total Liabilities decreased $121,609. This decrease is primarily attributable to 1) a decrease in Accounts Payable of $95,497 primarily due to the payment of a one-time rent adjustment from Fiscal Year 1992 ($51,500) that was outstanding at the end of the last fiscal year, 2) a decrease in Accrued Compensation and Related Costs of $56,220 reflecting a shorter accrual period this quarter when compared to the prior year end, and 3) payments totalling $55,213 on capital leases reducing Long-Term Debt.

The decrease above is partially offset by an increase to Borrowings Under Line-of-Credit of $74,213 reflecting the increase in Fixed Asset purchases stated above.

The Company believes it has sufficient cash and financing sources to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

PART II.  Other Information

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting  - October 16, 1996

Election of Directors

         Four directors were elected:

                                                        For           Withheld

         J. Thomas August, M.D.                      4,720,273         12,600
         Charles C. Francisco                        4,721,573         11,300
         Charles F. Gauvin                           4,721,573         11,300
         John C. Landon, Ph.D.                       4,720,573         12,300

There were no other directors whose term of office as a director continued after the meeting.

Other Matters Voted Upon at the Meeting

         Proposal 2     To approve the appointment  of  Deloitte & Touche LLP as
         independent public accountants for the Company.

         Affirmative Votes                          4,729,573
         Negative Votes                                 2,000
         Abstain                                        1,300

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                DIAGNON CORPORATION



DATE  January 13, 1997                          /s/ John C. Landon, Ph.D.
     --------------------                       -------------------------
                                                Chairman of the Board,
                                                President and Chief Executive
                                                Officer




DATE  January 13, 1997                          /s/ Michael P. O'Flaherty
     --------------------                       -------------------------
                                                Chief Operating Officer and
                                                Secretary



DATE  January 13, 1997                          /s/ David A. Newcomer
     --------------------                       ---------------------
                                                Chief Financial Officer