Form 10QSB
period 1997-02-28
DIAGNON CORP
filed 1997-04-11
CIK 719711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 1997

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

                  Yes  X                  No
                      ___                    ___

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 5,398,244 shares outstanding as of April 9, 1997.

Convertible Preferred Stock, $1.00 par value per share; authorized 325,000 shares; no shares outstanding as of April 9, 1997.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ___     ___

                              DIAGNON CORPORATION


                                     INDEX

Part I.  Financial Information                                        Page

  Item 1.  Financial Statements.

         Consolidated Balance Sheets, May 31, 1996 and
                  February 28, 1997  (Unaudited) . . . . . . . . . . .   2

         Unaudited Statements of Consolidated Operations for
                  the Three Months Ended February 28, 1997 and
                  February 29, 1996  . . . . . . . . . . . . . . . . .   3

         Unaudited Statements of Consolidated Operations for
                  the Nine Months Ended February 28, 1997 and
                  February 29, 1996  . . . . . . . . . . . . . . . . .   4

         Unaudited Statements of Consolidated Cash Flows
                  for the Nine Months Ended February 28, 1997 and
                  February 29, 1996  . . . . . . . . . . . . . . . . .   5

         Notes to Financial Statements   . . . . . . . . . . . . . . .   6

  Item 2.  Management's Discussion and Analysis    . . . . . . . . . .   6


  Part II.  Other Information


         Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . .   8

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, MAY 31, 1996 AND FEBRUARY 28, 1997 (UNAUDITED)

                                                                               FEBRUARY 28,                MAY 31,
ASSETS                                                                             1997                     1996
---------                                                                     --------------           --------------
CURRENT ASSETS:
Cash and cash equivalents                                                     $      75,804            $      218,543
Accounts receivable:
  Trade                                                                           1,601,994                   930,598
  Unbilled                                                                          444,732                   622,245
  Other                                                                              19,399                    27,425
Prepaid expenses                                                                    113,392                    71,432
Inventories                                                                          40,465                    52,755
Deferred income taxes - current                                                      49,000                    49,000
                                                                              -------------            --------------
Total current assets                                                              2,344,786                 1,971,998
                                                                              -------------            --------------
LOANS TO OFFICERS                                                                    90,000                    90,000
                                                                              -------------            --------------
FIXED ASSETS:
Leasehold improvements                                                              605,705                   543,735
Furniture, fixtures and equipment                                                 2,941,572                 2,647,531
                                                                              -------------            --------------
Total                                                                             3,547,277                 3,191,266
Less accumulated depreciation
  and amortization                                                                2,110,890                 1,920,873
                                                                              -------------            --------------
Fixed assets, net                                                                 1,436,387                 1,270,393
                                                                              -------------            --------------
DEFERRED INCOME TAXES - NONCURRENT                                                  787,100                   796,500
OTHER NONCURRENT ASSETS                                                             102,093                   102,093
                                                                              -------------            --------------
TOTAL                                                                         $   4,760,366            $    4,230,984
                                                                              =============            ==============

LIABILITIES
CURRENT LIABILITIES:
Borrowings under line of credit                                               $     690,231
Current maturities of long-term debt                                                113,918            $      113,918
Accounts payable                                                                    155,319                   234,270
Accrued compensation and related costs                                              206,489                   275,794
Accrued income taxes                                                                  5,843                     3,560
Other accrued liabilities                                                            31,341                    11,503
                                                                              -------------            --------------
Total current liabilities                                                         1,203,141                   639,045
LONG-TERM DEBT                                                                      204,377                   288,345
                                                                              -------------            --------------
Total liabilities                                                                 1,407,518                   927,390
                                                                              -------------            --------------

STOCKHOLDERS' EQUITY
Convertible preferred stock - par value of $1.00 per share, 325,000 shares authorized; no shares issued and outstanding

Common stock - par value of $.01 per share;
25,000,000 shares authorized; 9,602,452 shares
issued; 5,398,244 shares outstanding                                                 96,024                    96,024
Additional paid-in capital                                                        7,395,015                 7,395,015
Accumulated deficit                                                              (3,510,834)               (3,560,088)
                                                                              -------------            --------------
Total                                                                             3,980,205                 3,930,951
Less - treasury stock 4,204,208 shares, at cost                                    (627,357)                 (627,357)
                                                                              -------------            --------------
Total stockholders' equity                                                        3,352,848                 3,303,594
                                                                              -------------            --------------
TOTAL                                                                         $   4,760,366            $    4,230,984
                                                                              =============            ==============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


                                           FEBRUARY 28,          FEBRUARY 29,
                                                1997                 1996
                                           ------------          ------------
CONTRACT REVENUES                          $  2,264,974          $  2,196,007
                                           ------------          ------------

OPERATING EXPENSES:
  Contract                                    1,849,152             1,776,920
  General and administrative                    402,017               426,896
                                           ------------          ------------

  Total                                       2,251,169             2,203,816
                                           ------------          ------------

OPERATING INCOME/(LOSS)                          13,805                (7,809)

INTEREST INCOME                                   1,165                   939
INTEREST EXPENSE                                (10,342)              (18,896)
                                           ------------          ------------

INCOME/(LOSS) BEFORE INCOME TAX                   4,628               (25,766)

PROVISION FOR INCOME TAX                          1,500               (10,700)
                                           ------------          ------------

NET INCOME/(LOSS)                          $      3,128          $    (15,066)
                                           ============          ------------

INCOME/(LOSS) PER SHARE                    $       0.00          $      (0.00)
                                           ============          ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                          5,398,244             5,398,244
                                           ============          ============


See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
NINE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


                                  FEBRUARY 28,             FEBRUARY 29,
                                      1997                     1996
                                  ------------             ------------
CONTRACT REVENUES                 $  6,789,363             $  6,563,514
                                  ------------             ------------

OPERATING EXPENSES:
  Contract                           5,389,576                5,179,266
  General and administrative         1,289,279                1,283,437
                                  ------------             ------------

  Total                              6,678,855                6,462,703
                                  ------------             ------------

OPERATING INCOME                       110,508                  100,811

INTEREST INCOME                          4,757                    1,942
INTEREST EXPENSE                       (33,211)                 (38,882)
                                  ------------             ------------

INCOME BEFORE INCOME TAX                82,054                   63,871

PROVISION FOR INCOME TAX                32,800                   25,600
                                  ------------             ------------

NET INCOME                        $     49,254             $     38,271
                                  ============             ------------

INCOME PER SHARE                  $       0.01             $       0.01
                                  ============             ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                 5,398,244                5,398,244
                                  ============             ============


See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE
NINE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                                  Nine Months Ended       Nine Months Ended
                                                                  February 28, 1997       February 29, 1997
                                                                  -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                        $        49,254         $        38,271
                                                                   ---------------         ---------------
  Adjustments to reconcile net income to net cash
   used for operating activities:
    Depreciation and amortization                                          190,017                 200,553
    Deferred income taxes                                                    9,400                  10,800
    Increase in accounts receivable                                       (485,857)               (676,112)
    Increase in prepaid expenses                                           (41,960)                (50,902)
    Decrease (increase) in inventories                                      12,290                 (52,444)
    Decrease in other assets                                                                        52,903
    Decrease in accounts payable and accrued expenses                     (128,418)                (17,828)
    Increase (decrease) in income taxes payable                              2,283                    (302)
                                                                   ---------------         ---------------

      Total Adjustments                                                   (442,245)               (533,332)
                                                                   ---------------         ---------------

 NET CASH USED FOR OPERATING ACTIVITIES                                   (392,991)               (495,061)
                                                                   ---------------         ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                     (356,011)               (143,078)
                                                                   ---------------         ---------------

 NET CASH USED FOR INVESTING ACTIVITIES                                   (356,011)               (143,078)
                                                                   ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds under line-of-credit agreement                               690,231                 566,566
 Principal payments under capital lease obligations                        (83,968)                (81,694)
                                                                   ---------------         ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  606,263                 484,872
                                                                   ---------------         ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (142,739)               (153,267)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           218,543                 210,887
                                                                   ---------------         ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $        75,804         $        57,620
                                                                   ===============         ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                         $        31,199         $        35,699
                                                                   ===============         ===============
  Income taxes                                                     $        15,900         $        18,460
                                                                   ===============         ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  The Company issued:
   Long-term debt issued in connection with capital
    leases                                                                                 $       289,614
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis

In this third quarter of fiscal year 1997, Diagnon realized a net income of $3,128 resulting in a net income of $49,254 for the first nine months of fiscal year 1997.

On February 1, 1997, the Company was awarded and began work on a Small Business Innovative Research grant to explore the feasibility of establishing a Comparative Neurobiology of Aging Research Resource that would include a brain bank for great apes that die in captivity of natural causes. Such a brain bank will be modeled on human brain banks that are operated to study Alzheimer's and Parkinson's diseases. Phase I funding from the Government is $93,900.

During this quarter, Diagnon scientists have been successful in experimentally infecting Erthyrocebus patas monkeys with human Helicobacter pylori. Infection with H. pylori is associated with most duodenal and gastric ulcers and is a risk factor in the development of gastric adenocarcinoma. Initial research on this project has focused on three specific aspects of H. pylori: 1. development of a nonhuman primate model, 2. identification and characterization of potential protective antigens for vaccine development, and 3. identification of novel targets for antibiotic development.

On March 12, 1997, the Company entered into an exclusive agreement with Slusser Associates, Inc. of New York to develop and implement a plan to attempt to raise $2,000,000 through a private placement. Neither the structure of the offering nor whether it will consist of debt, equity, or a combination of the two, have been determined. The funds raised would be used (i) to supplement Company funding to expand production and marketing of Lyphomune(TM), its equine product that treats failure of passive transfer in foals, and to support the development of additional ancillary products; and (ii) to support continuing research efforts with Helicobacter pylori. There can be no assurance that any or all of the proposed funding will be obtained.

Diagnon has not received any communication from the United States Department of Agriculture regarding the data submitted in the previous quarter relating to the new intravenous equine IgG product developed by the Company. Though the Company is optimistic, there is no assurance that the intravenous product will meet all regulatory requirements for licensing.

Results of Operations

Three Months Comparison

For the three months of operations ended February 28, 1997 (the Company's third quarter), Contract Revenues increased by 3.1% compared to the prior year. The increase is primarily due to increased contract activity. Also affecting the third quarter sales from the prior fiscal year was approximately $34,700 of applied indirect costs on four contracts which caused the total incurred costs of each contract to exceed its funding. These indirect costs were and still are not available for reimbursement and, therefore, revenue could not be recognized on these costs. However, according to the Federal Acquisition Regulations, the Company may be able to recover all or part of these costs after a government indirect cost audit for fiscal year 1996 has been completed. Contract Operating Expenses increased 4.1% compared to the prior year primarily due to increased contract activity and costs incurred related to certain cancer treatments, immunotherapy, and drug delivery approaches. General and Administrative (G&A) Expenses decreased 5.8% compared to the prior fiscal year primarily due to reduced marketing expenses and increased royalties received from Rockville Steel and Manufacturing Company on nonhuman primate caging sales (royalty income is accounted for as miscellaneous income and reduces G&A expenses) during this quarter in the current fiscal year. Total Operating Expenses increased 2.1% due to the above.

For this quarter , Diagnon had Operating Income of $13,805 compared to an Operating Loss of ($7,809) in the prior year primarily due to increased contract activity. During this quarter last fiscal year, the Company's financial results were adversely affected by the severe snowstorm in the Washington, D.C. metropolitan area (see February 1996 10-QSB).

For this quarter, Diagnon had interest expense of $10,342 compared to interest expense of $18,896 in the prior year. The decrease is primarily attributable to decreased average Borrowings Under Line-of-Credit.

Nine Months Comparison

For the nine months of operations ended February 28, 1997, Contract Revenues increased by 3.4% compared to the prior year primarily due to increased contract activity. Contract Operating Expenses increased 4.1% primarily due to increased contract activity and costs incurred related to certain cancer treatments, immunotherapy, and drug delivery approaches. General and Administrative Expenses increased .5% primarily due to costs associated with the clinical trials of the Equine Intravenous IgG and research and development of other IgG technologies. Total Operating Expenses increased 3.3%, due to the above.

During this nine months, Operating Income increased 9.6% compared to the prior year due to increased contract activity. During this period last fiscal year, the Company's financial results were adversely affected by the severe snowstorm in the Washington, D.C. metropolitan area (see February 1996 10-QSB).

For the nine months of this fiscal year, Diagnon had interest expense of $33,211 compared to interest expense of $38,882 in the prior year. The decrease is primarily attributable to decreased average Borrowings Under Line-of-Credit offset by capitalized leases at higher interest rates.


Liquidity and Capital Resources

Assets

The changes in Cash and Cash Equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Accounts Receivable have increased by $485,857 consisting primarily of 1) an increase of $671,396 to Trade Receivables reflecting slower than normal collections rate, 2) a decrease of $177,513 to Unbilled Accounts Receivable reflecting a decrease in reimbursable indirect rate variances of $112,090 and a decrease of $65,423 in unbilled accrued direct costs billed in March 1997 compared to unbilled direct costs at the prior year end billed in June 1996, and 3) a $7,946 decrease to a receivable from Zooquest Technologies LTD. Prepaid Expenses increased by

$41,960 primarily due to the prepayment of $15,500 in life insurance premiums, $3,700 in business insurance premiums, and the prepayment of $21,400 in real estate and personal property taxes. An increase in Fixed Assets, net of Accumulated Depreciation and Amortization of $165,994, reflects fixed asset purchases of $356,011 (mainly nonhuman primate enclosures) offset by depreciation and amortization of $190,017 during this nine month period.

Deferred Income Taxes decreased by $9,400 primarily as a result of utilizing a portion of the federal income tax loss carryforward. Inventories decreased $12,290 as the Company's year to date sales of Equine IgG exceeded its year to date production.

Liabilities

In the first nine months of operations, Total Liabilities increased $480,128. This increase is primarily attributable to 1) an increase to Borrowings Under Line-of-Credit of $690,231 reflecting the increase in Fixed Assets and Trade Receivable stated above, and 2) an increase in Other Accrued Liabilities of $19,838.

The above increase is partially offset by 1) a decrease in Accounts Payable of $78,951 primarily due to the payment of a one-time rent adjustment from Fiscal Year 1992 ($51,500) that was outstanding at the end of the last fiscal year, 2) a decrease in Accrued Compensation and Related Costs of $69,305 reflecting a shorter accrual period this quarter when compared to the prior year end, and 3) payments totalling $83,968 on capital leases reducing Long-Term Debt.

During the period of March 1 through April 2, 1997, the Company collected $921,468 of the February 28, 1997 outstanding balance of $1,601,994 in Trade Receivables and the Company made repayments on the line of credit totalling $376,474, reducing the February 28, 1997 balance from $690,231 to $313,757. The Company believes it has sufficient cash and financing sources to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

PART II.  Other Information

Item 6.  EXHIBITS

              (10) Investment Banking Services Agreement between Diagnon Corporation and Slusser Associates, Inc. dated March 12, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        DIAGNON CORPORATION



DATE  April 11, 1997                    /s/ John C. Landon, Ph.D.
     --------------------               -------------------------
                                        Chairman of the Board,
                                        President and Chief Executive
                                        Officer




DATE  April 11, 1997                    /s/ Michael P. O'Flaherty
     --------------------               -------------------------
                                        Chief Operating Officer and
                                        Secretary



DATE  April 11, 1997                    /s/ David A. Newcomer
     --------------------               ---------------------
                                        Chief Financial Officer

                                    EXHIBITS