Form 10KSB
period 1997-05-31
DIAGNON CORP
filed 1997-08-29
CIK 719711

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED MAY 31, 1997

                                  OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the transition period from             to
                                              -----------    ------------

                         Commission file number   0-13281

                              DIAGNON CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

       State of Delaware                              13-3078199
 -------------------------------                   -------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

9600 Medical Center Drive, Rockville, Maryland           20850
----------------------------------------------         ----------
   (Address of principal executive office)             (Zip Code)

Issuer's telephone number, including area code    (301) 251-2801

Securities registered under Section 12(b) of the Exchange Act:

                                         Name of each exchange on
      Title of class                         which registered

           None                                  None
      --------------                     ------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Shares $.01 Par Value
         --------------------------------------------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2)
has been subject to such filing requirement for the past 90 days. Yes X   No
                                                                     ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

The issuer's revenues for the fiscal year ended May 31, 1997 were $8,939,210.

The aggregate market value of voting stock held by non-affiliates, valued using the average closing bid-and-ask prices at July 23, 1997 is $1,407,777.

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 5,398,244 shares outstanding as of July 23, 1997.

Convertible Preferred Stock, $1.00 par value per share; authorized 325,000 shares; no shares outstanding as of July 23, 1997.

Documents Incorporated by Reference: Parts III and IV -Exhibits to Registration Statement dated July 13, 1983 and Form 10-K and 10-KSB for the fiscal years ended May 31, 1986, 1989, 1990, 1991, 1992, 1994, 1995 and 1996.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Diagnon Corporation (the "Company") was founded in 1981 to develop, produce and sell diagnostic test kits incorporating monoclonal antibodies to diagnose certain anemias, infections, and parasitic diseases. In fiscal year 1988, the Company discontinued the diagnostic test kit segment of its business to concentrate on and to expand its contract research base with the National Institutes of Health (NIH).

Beginning with fiscal year 1988, the Company has been profitable each year. Recently, Company management, recognizing the limited number of new NIH contract opportunities, has concentrated on maintaining its core base of long-term contracts, competing on new opportunities when available, and concurrently pursuing other related business elements.

In the first quarter of fiscal year 1995, the Company entered into agreements with The Johns Hopkins University to pursue development, testing and possible commercialization of certain cancer treatment and drug delivery approaches that had been developed by members of the faculty of The Johns Hopkins' University
(JHU). The transaction was contingent on the obtaining of financing through a private placement on a best efforts, non-underwritten basis by Slusser Associates, Inc., a New York investment banking firm. The project was to be implemented by Enhanced Therapeutics, Inc. (ET), a new company formed by Diagnon, JHU, certain JHU faculty members, and certain other investors.

During the second quarter of fiscal year 1995, the Company announced the termination of the agreements between Diagnon and The Johns Hopkins University. The termination was the result of the inability to obtain financing through a private placement within the time-frame required by the agreements. On September 5, 1995, ET became a wholly owned subsidiary of Diagnon.

In fiscal year 1996, the Company's research and development activities in cancer treatment and drug delivery and purified IgG products were assigned to the Company's Corporate Support Services (now the Division of Bioresearch) business element and the first IgG product, equine IgG was introduced. Immunoglobulins used therapeutically provide passive immunity against infectious diseases.

At the end of fiscal year 1997, the Company reorganized into five divisions to more fully reflect and manage the new business focuses. These are: Division of Primate Biology and Medicine, Division of Laboratory Animal Sciences, Division of Reproductive Endocrinology and Toxicology, Division of Bioresearch and the Division of Neurobiology and Behavior.

CURRENT OPERATIONS

The Company is currently comprised of two subsidiaries, the above mentioned ET and, BIOQUAL, Inc., which is comprised of three divisions, Primate Biology and Medicine, Laboratory Animal Sciences, and Reproductive Endocrinology and Toxicology.

In fiscal year 1998, the BIOQUAL subsidiary is expected to generate more than 95 percent of the Company's revenues, with the remaining revenues arising from the company's Division of Bioresearch business element. As revenues grow from sales of IgG products and other research and development activities, the Company may transfer these products and/or contracts to the currently inactive ET subsidiary.

Administratively, the Company's current business is divided into five elements corresponding to the business emphases of the divisions.

DIVISION OF LABORATORY ANIMAL SCIENCES - immunological, reproductive and transgenic studies and services with emphasis on small animal models.

DIVISION OF REPRODUCTIVE ENDOCRINOLOGY AND TOXICOLOGY - Immunoassays, biochemistry, endocrine bioassays and safety testing as related to reproduction.

DIVISION OF NEUROBIOLOGY AND BEHAVIOR - behavioral and neurological testing and comparative studies in support of research on neurodegenerative disorders in humans (e.g. Alzheimer's, Parkinson's, etc.).

DIVISION OF PRIMATE BIOLOGY AND MEDICINE - research and services in human diseases using nonhuman primate models.

DIVISION OF BIORESEARCH - discovery research in cancer treatment, digestive diseases and drug delivery systems and developmental and applied research in veterinary therapeutics.

Financially, the Company combines the first three divisions as they are co-located in the Medical Center Dr. facility. The Division of Bioresearch is also located at the Medical Center Dr. facility, however, it is accounted for separate from the first three divisions. The Division of Primate Biology and Medicine is located in the Research Blvd. facility.

     MEDICAL CENTER DR. FACILITY - DIVISIONS OF LABORATORY ANIMAL SCIENCES,
     ----------------------------------------------------------------------
    REPRODUCTIVE ENDOCRINOLOGY AND TOXICOLOGY AND NEUROBIOLOGY AND BEHAVIOR
    -----------------------------------------------------------------------

For the past twenty-two years, BIOQUAL, Inc. (through its Medical Center Dr. Division from February 25, 1991 until May 31, 1997 and presently as the Divisions of Laboratory Animal Sciences, Reproductive Endocrinology and Toxicology and Neurobiology and Behavior) has operated cost-plus-fixed-fee ("CPFF") contracts for the United States Government (the "Government") to provide research and services in the areas of cancer, immunology, transgenics, allophenic development, contraception and congenic animal breeding. Currently, the three divisions operate five contracts which generate more than 85% of the division's revenue:

      1. Maintenance of an Animal Holding Facility and provision of Attendant Research Services. (ends 10/31/97)

      2. Facility for Preparing and Housing Virus Infected Mice, Genetically Manipulated Mice and Chimeric Mice. (ends 9/30/97)

      3. Biological Testing Facility. (Efficacy and Safety of Reproductive Compounds) (ends 6/30/01)

      4. Provide Animal Housing/Maintenance/Bleeds/Immunizations as Specified Herein. (ends 2/20/02)

      5. Development of New Methods and Strategies for Diagnosis, Treatment and Prevention of Invasive Fungal Infection in Patients with Cancer and HIV Infection. (ends 09/30/99)

The Company has been notified by the National Cancer Institute (NCI) of it's intent to extend the first two contracts on a sole source basis for up to four years. Such extensions are subject to negotiations with the NCI.

Contract revenues are charged on the basis of direct labor and supplies provided by these divisions. Due to the relatively constant required level of effort on the contracts, revenue is evenly spread over each month of the year. The Government traditionally pays promptly (barring any unforeseen circumstances such as a government shut-down). The divisions' revenues totalled $5,035,996 for the most recent fiscal year.

      RESEARCH BLVD. FACILITY - DIVISION OF PRIMATE BIOLOGY AND MEDICINE
      ------------------------------------------------------------------

For over twenty-four years, BIOQUAL, Inc., and SEMA, Inc., prior to its merger with BIOQUAL; (through its Research Blvd. Division from February 25, 1991 until May 31, 1997 and presently the Division of Primate Biology and Medicine), have operated CPFF and Fixed Price contracts for the Government using nonhuman primates to provide research and services in the disease areas of cancer, AIDS, hepatitis, cystic fibrosis and influenza. Currently, this division operates six contracts:

      1.   Studies Using Primate Models for AIDS Vaccine Research.  (ends
           11/27/99)

      2. Facility for Animal Models Utilized for Viral Hepatitis Experiments. (ends 12/27/99)

      3. Facility for Nonhuman Primates Utilized in Infectious Disease Research. (ends 12/30/99)

      4. Mechanisms of Chemical Carcinogenesis in Old World Monkeys. (ends 12/18/00)

      5.   Care and Housing of SIV Infected Research Animals.  (ends 01/18/00)

      6.   MAO/Evaluation of AIDS Vaccines in Non-Human Primates.  (ends
           11/15/97)

As part of the predecessor contract to the second contract listed above, the division developed and has a patent on specially designed animal housing units under the division's animal environmental enrichment program.

Contract revenues are charged on the basis of direct labor and supplies provided by the division. Due to the relatively constant required level of effort on the contracts, revenue is evenly spread over each month of the year. The Government traditionally pays promptly (barring any unforeseen circumstances such as a government shut-down). Contract revenues totalled $3,883,298 for the most recent fiscal year.

BIOQUAL plans to bid on renewals for the three divisions' contracts as they come up for recompetition.

The Government is the major source of funding for all of BIOQUAL's services. All of BIOQUAL's contracts are subject to renegotiation of profits or termination at the election of the Government. Termination of a contract or failure to win a renewal competition adversely affects the Company's revenues and operating capital until the vacated facility space is taken up by another contract.

      DIVISION OF BIORESEARCH (FORMERLY CORPORATE SUPPORT SERVICES)
      -------------------------------------------------------------

The Division of Bioresearch has one product in the marketplace, purified equine IgG which is sold under the brand name Lyphomune(TM). This division is also responsible for the Company's research and development activities.

      EQUINE IGG
      ----------

In January, 1995, the Company entered into a Licensing and Manufacturing Agreement with ZooQuest Technologies Ltd. for an exclusive worldwide license to manufacture and sell Equine Immunoglobulin for oral administration (Lyphomune(TM) IgG) purified by a patented process assigned to ZooQuest. A sale agreement was reached in the first quarter of fiscal year 1997 for the Company to acquire the assets of ZooQuest. On June 11, 1997, the Company was granted United States Department of Agriculture approval to sell and distribute it's oral/intravenous equine IgG also being sold under the name Lyphomune(TM).

The highly purified equine IgG is used for treatment for Failure of Passive Transfer (FPT) of immunity in newborn foals. During the first twenty-four hours postpartum the foals showing symptoms of FPT can be, under normal circumstances, administered IgG orally; however, after twenty-four hours postpartum, the foals, generally, must be treated using intravenous methods.

There are approximately 250,000 foals born in the United States annually. It is estimated that 20-25% of these (about 55,000) will experience FPT in some form which can be beneficially treated with Equine IgG therapy. The European Union produces in the vicinity of 40,000 foals annually, yielding an anticipated 9,000 foals with FPT. Brazil presently has in the vicinity of 6,000,000 horses yielding in the range of 150,000 foals annually. The remainder of North and South America have an additional 17,000,000 horses with upwards of 400,000 foals a year. Australia and New Zealand produce in the range of 13,000 foals a year. Treatment of a foal requires $60-$240 worth of the IgG product. The potential United States market is estimated at $6-8,000,000 annually. The Company will strive to capture as large a portion of the market as possible; however, there can be no assurance of future sales.

The United States and Europe are the first market areas for Lyphomune(TM). A distributor is presently serving the market in the U.S. Other distributors are being contacted to add to U.S. and international coverage.

      RESEARCH AND DEVELOPMENT ACTIVITIES
      -----------------------------------

           CANCER TREATMENT AND DRUG DELIVERY
           ----------------------------------

During this fiscal year, the Company is continuing the evaluation of a new approach to cancer treatment which began in fiscal year 1996, and if these preliminary studies show promise, the Company will seek support for further development (e.g. SBIR contracts).

           PURIFIED IgG PRODUCTS
           ---------------------

Currently the product, Lyphomune(TM), is being distributed as a combined oral/intravenous dose. The process for producing the product is being reviewed in an effort to lower unit cost of production.

This division is also working to produce purified IgG from serum from other species (e.g. dogs). These IgG products will be clinically tested for efficacy and safety. If these IgG products prove efficacious and safe and capable of being delivered at an acceptable market price, the Company will move to production of purified IgG for other species.

           IMMUNOTHERAPY
           -------------

During this fiscal year, Diagnon scientists successfully experimentally infected Erthyrocebus patas monkeys with human Helicobacter pylori. Infection with H. pylori is associated with most duodenal and gastric ulcers and is a risk factor in the development of gastric adenocarcinoma. Initial research on this project has focused on three specific aspects of H. pylori: 1. development of a nonhuman primate model, 2. identification and characterization of potential protective antigens for vaccine development, and 3. identification of novel targets for antibiotic development.

In connection with this research, on May 1, 1997, the Company entered into a two year Cooperative Research and Development Agreement (CRADA) with the National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK) for the "Identification and Characterization of Novel Targets for the Development of Antibiotic and Protective Vaccines Directed Against Helicobacter pylori", and on May 15, 1997, the Company entered into a two year Cooperative Research Agreement with the Uniformed Services University of the Health Sciences (USUHS) for the "Identification of Helicobacter pylori Antigens for Development of Protective Vaccines".

The incremental costs of both the USUHS and NIDDK agreements are not material to Diagnon's financial position.

      SMALL BUSINESS INNOVATIVE RESEARCH PROGRAM (SBIR)
      -------------------------------------------------

The Government offers to commercial entities "Phase I" SBIR grants which are to fund feasibility studies costing up to $100,000 and lasting six months. If the feasibility study shows sufficient promise, then a "Phase II" program providing grants up to $750,000 may be awarded. "Phase III" of the program consists of establishing the project on a commercial basis. The Company regularly submits SBIR proposals and has been awarded and has completed five Phase I grants and one Phase II grant. On February 1, 1997, BIOQUAL was awarded a Phase I SBIR grant to explore the feasibility of establishing a "Comparative Neurobiology of Aging Research Resource". The funding for this grant was $93,900. The study was completed on July 31, 1997. The Phase II SBIR application for this program was submitted on August 15, 1997. The Company continues to compete for the Government's SBIR contract and grant mechanisms to further the Company's proprietary research. Proprietary positions and/or patents arising from these programs will be the property of the Company with free licensing available to the Government. There can be no assurance, however, that additional SBIR grants will be awarded, or that grants, if awarded, will result in proprietary positions or patents for the Company.

Backlogs
--------

The divisions of Laboratory Animal Sciences, Reproductive Endocrinology and Toxicology and Primate Biology and Medicine operate under Government contracts which typically run three to five years. Therefore, the backlogs of the divisions are significantly increased in a year in which a long-term contract is awarded. Most of the contracts included in the following totals are incrementally funded on an annual basis. Therefore much of the backlog is not "firm" in that the funds will not be committed until a later date.

                                                                                                      Backlog
                                                  Backlog                     Backlog                Unfilled
                                                   FY 97                       FY 98                 in FY 98
                                                as of 6/1/96                as of 6/1/97             Projected
                                                ------------                ------------             ---------
      Med. Ctr. Dr. Facility                    $ 3,089,000                 $13,615,000             $ 9,514,000
      Res. Blvd. Facility                        14,090,000                  10,725,000               7,219,000
                                                -----------                 -----------             -----------

      TOTAL                                     $17,179,000                 $24,340,000             $16,733,000

SUPERVISION AND REGULATION
--------------------------

      Animal Model Contracts
      ----------------------

Over the last few decades, there has been an increasing awareness of the need for adequate oversight and regulation of the utilization and husbandry of animals.

BIOQUAL, Inc. utilizes animals and, by contract, is required to observe the regulations and guidelines of the Institute of Laboratory Animal Resources, Guide for the Care and Use of Laboratory Animals. Furthermore, BIOQUAL, Inc. must meet the Public Health Service (PHS) Policy on Humane Care and Use of Laboratory Animals. This policy mandates that BIOQUAL, Inc. file annually an assurance as to compliance with the NIH Office for Protection from Research Risks. BIOQUAL, Inc. also comes under the jurisdiction of the U.S. Department of Agriculture (USDA), which regularly inspects both of the Company's facilities for adherence to its rules and regulations regarding care and treatment of animals. To ensure compliance with the several laws and regulations regarding animal care, both facilities are accredited as complying laboratories by the Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC).

The supervision and regulation programs described herein are costly in terms of ongoing operation and maintenance, but are essential because lack of compliance can lead to cessation of operations and loss of contracts.

      Environmental Compliance
      ------------------------

The Company incurs minimal costs in the disposal of the waste generated by its operations. These costs are reimbursable under government contracts.

      Veterinary Products
      -------------------

The USDA is responsible for regulation of veterinary products and the Company's product testing, approval, production and packaging are governed by Part 9 of the Code of Federal Regulations (CFR).

      Cancer Treatment Products
      -------------------------

In the upcoming year, work on these products will not involve humans and thus the Food and Drug Administration (FDA) will not be involved. However, the work leading up to FDA submission will be performed under Good Laboratory Practices
(GLPs) in order to be acceptable for future presentation. Any work involving animals will also fall under regulation by the entities described in the prior "Animal Model Contracts" discussion.

COMPETITION
------------

      Animal Model Contracts
      ----------------------

The Company is classified as a "small business" in Government contracting procedures. So long as the Company continues to qualify as a "small business," this classification effectively limits competition for several of the Company's current research contracts to other "small businesses" in the Washington, D.C. area. Other barriers to competition include the general requirement of location in the D.C. area (to serve the NIH scientists) and the high capital costs to establish animal holding facilities.

The Company's main "small business" competitors are Taconic Farms, BIOCON, ROW Sciences, Priority One and MA Bioproducts.

The Company also competes on open contracts for animal research work and its competitors at this level are Covance, ABL, Bionetics, Southern Research Institute and universities.

Due to the specialized nature of the work and the facilities, relatively few companies compete for contracts in small animal and nonhuman primate applications. The Government generally selects winners among the competitors through evaluation of the merit of the written technical proposals with price being an important but not an overriding factor.

      Veterinary Products
      -------------------

Equine IgG, the Company's product which was introduced into the market in fiscal year 1996, is a purified immunoglobulin sold as a lyophilized (freeze-dried) product. Competing products currently on the market involve the use of unpurified equine serum/plasma maintained in a liquid or frozen state (thawed for use). Principal suppliers of these competing alternative products are Veterinary Dynamics, Inc. and Sera, Inc.

EMPLOYEES
---------

At the end of fiscal year 1997, the Company employed 104 people (98 of which were full-time) as follows: Diagnon general and administrative, 18 employees; Research Blvd. Facility, 41 employees; and Medical Center Dr. Facility, 45 employees. The Company expects to encounter competition for the technical management positions necessary for the Company's business, but there is an ample labor pool of laboratory technicians, animal caretakers, support/maintenance personnel and the like.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's current leases are as follows:


Division/Facility                  Location                      Sq. Ft.         Exp. Date            Options
-----------------                  --------                      -------         ---------            -------
Diagnon                            Rockville, MD                  6,937          5/31/01
Res. Blvd. Fac.                    Rockville, MD                 30,000          5/31/01              5 years
Med. Ctr. Dr. Fac.                 Rockville, MD                 51,066          3/31/99              5 years

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting  -  October 16, 1996

Election of Directors

                  Four directors were elected:

                  J. Thomas August, M.D.
                  Charles C. Francisco
                  Charles F. Gauvin
                  John C. Landon, Ph.D.

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


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The approximate number of holders of record of the Registrant's Common Stock on July 23, 1997 was 1,000. The Registrant has paid no dividends with respect to its Common Stock during the past five years, and does not anticipate doing so in the near future. The Companys' Line-of-Credit Agreement requires that no dividends be declared or paid until all obligations have been satisfied.

The Common Stock is traded in the over-the-counter market.

The following table sets forth, for the periods indicated, the high and low per share closing bid prices for the Common Stock as advised to the Company by the principal market maker in the Common Stock.

                                                                      Bid or Closing Quotations*
                                                                      --------------------------
                           Fiscal Year                                     High          Low
                           -----------                                     ----          ---
                             1998
                           1st Quarter
                           (thru 7/23/97)                                  7/16           1/3

                             1997
                           4th Quarter                                    11/32          11/32
                           3rd Quarter                                     5/16           5/16
                           2nd Quarter                                     5/16           1/4
                           1st Quarter                                     1/4            1/4

                             1996
                           4th Quarter                                     1/4           1/4
                           3rd Quarter                                     9/32          1/4
                           2nd Quarter                                     5/16          3/16
                           1st Quarter                                    13/32          5/16

*Prices are interdealer quotations and do not necessarily reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

The Company's Common Stock, $.01 par value per share, carries one vote per share. There are no outstanding shares of preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

Liquidity and Capital Resources
-------------------------------

The Company currently has a $1,000,000 secured revolving line of credit with First National Bank of Maryland. This line of credit is annually renewable and the Company believes, although there is no assurance, that the line of credit will be renewed in October, 1997. During the renewal process in October 1996, the interest rate of the line of credit was reduced from the prime rate plus
 .75% to the prime rate plus .25%. As of May 31, 1997, there were $536,120 of borrowings under this line of credit. In the opinion of the Company, total current assets, the line of credit resources and the capital provided by future operations will provide adequate liquidity and capital resources to maintain operations.

The Company leases equipment under various capital leases which expire in fiscal years 1999, 2000 and 2001. At May 31, 1997, the present value of the minimum lease payments was $288,345.

The Company's revenues result primarily from Government CPFF and Fixed Price contracts. Continued success in winning these contracts is essential to maintaining liquidity and capital resources. Since the 1996 FORM 10-KSB report, the Company has not been awarded any material new contracts.

During this fiscal year the Company completed an audit with the Financial Advisory Services Branch of the National Institutes of Health and finalized its indirect rates for fiscal years 1992 through 1995. The Company invoiced $179,484 of previously unbilled indirect rate variances during this fiscal year (the invoices were paid on June 2, 1997). The results of the audit did not have a material impact on the results of operations for this fiscal year.

Revenue generated by these costs had been recognized during the fiscal year in which they were incurred.

Changes in Financial Position - 1997 versus 1996
------------------------------------------------

Assets

In the twelve months of operation in this fiscal year, Total Assets increased $463,537. This amount is primarily attributable to an increase to Accounts Receivable of $313,945 consisting mainly of 1) an increase of $314,694 to Trade Accounts Receivable reflecting a slower collection rate compared to the previous fiscal year end and the billing of $179,484 of previously unbilled indirect rate variances from prior years, 2) a $23,323 decrease to Unbilled Accounts Receivable primarily resulting from a $179,484 decrease in reimbursable indirect rate variances as a result of the billing of previously unbilled variances from prior fiscal years, a $94,602 increase in reimbursable indirect rate variances for the current fiscal year and the $61,237 recording of unbilled contract fee retention to be billed at the completion of the respective contracts, and 3) a $22,574 increase in Other Accounts Receivable reflecting a $26,212 receivable with the landlord of the Medical Center Dr. Facility, for reimbursement of a facility improvement paid for by BIOQUAL. An increase in Fixed Assets, net of Accumulated Depreciation and Amortization of $203,923, reflecting an increase in fixed asset purchases of $465,141 (mainly nonhuman primate enclosures) offset by depreciation and amortization of $261,218 during this fiscal year. Other Noncurrent Assets increased $102,456 due to deposits for a nonhuman primate housing unit order ($54,000) and a $48,456 increase in the cash value of officers split dollar life insurance policies. The balance of the increase is due to other miscellaneous factors.

The increases above were partially offset by: a $155,905 decrease in Cash and Cash Equivalents reflecting 1) the increase in Fixed Assets, 2) the increase in Trade Receivables and 3) the costs associated with the continuing R&D efforts related to certain cancer treatments, drug delivery approaches and immunotherapy and clinical and pre-clinical trials of various purified IgG products.

Liabilities

In the twelve months of operation in this fiscal year, Total Liabilities increased $458,982. This amount is primarily due to 1) a $536,120 increase in Borrowings Under Line-of-Credit reflecting the increase in Fixed Assets, the increase in Trade Receivables and the costs associated with the continuing R&D efforts related to certain cancer treatments, drug delivery approaches and immunotherapy and clinical and pre-clinical trials of various purified IgG products, 2) an increase in Accounts Payable of $16,497, and 3) a $17,162 increase in Accrued Compensation and Related Costs. The balance of the increase is due to other miscellaneous factors.

The increases above are partially offset by a decrease in Long-Term Debt of $113,918 reflecting payments on capital leases.

On June 2, 1997, the Company received a wire transfer payment totalling $491,231 covering outstanding invoices of several contracts (this includes the $179,484 in prior year indirect rate variances mentioned previously). This payment was applied to the outstanding balance of the line of credit. As of July 31, 1997, over 98% of the May 31, 1997 Trade Receivables balance was collected.

Changes in Financial Position - 1996 versus 1995
------------------------------------------------

Assets

In the twelve months of operation in fiscal year 1996, Total Assets increased $292,415. This amount was primarily attributable to an increase in Fixed Assets, net of Accumulated Depreciation and Amortization of $304,360, reflecting an increase in fixed asset purchases of $574,421 (mainly nonhuman primate enclosures and an autoclave) offset by depreciation and amortization of $270,061 during fiscal year 1996. Inventories increased $52,755 as the Company continued to produce equine IgG. The balance of the increase was due to other miscellaneous factors.

The increases above were partially offset by: a decrease to Accounts Receivable of $45,196 consisting mainly of 1) a $105,801 decrease to Unbilled Accounts Receivable resulting from a $232,973 decrease in reimbursable indirect rate variances as a result of collections of previously unbilled variances from prior fiscal years and a $127,171 increase in the accrual of unbilled direct costs that were billed in the subsequent fiscal year, and 2) an increase of $57,240 to Trade Accounts Receivable. Other Noncurrent Assets decreased $28,677 primarily due to the net result of the completion of a nonhuman primate housing unit order ($52,553) from the previous fiscal year and a $24,226 increase in the cash surrender value of a $1,000,000 split dollar life insurance policy held by John
C. Landon, the President, and the Company.

Liabilities

In the twelve months of operation in fiscal year 1996, Total Liabilities increased $200,217. This amount was primarily due to an increase in Long- Term Debt of $176,376 related to capital leases of $289,614 for nonhuman primate enclosures at the Research Boulevard Facility, offset by $113,238 of payments on capital leases, and an increase in Accounts Payable of $18,926. The balance of the decrease was due to other miscellaneous factors.

Results of Operations  - 1997 versus 1996
-----------------------------------------

Revenues

Contract revenues increased by 1.2% compared to the prior year primarily due to increased contract activity. Product sales increased to $19,916 compared to $7,189 in fiscal year 1996.

Operating Expenses

Contract expenses increased 1.6% compared to the prior year primarily due to an increase in contract activity. The greater increase in contract expenses over contract revenues are primarily due to total overhead expenses exceeding reimbursable overhead expenses during the current fiscal year. Costs of Goods Sold increased to $18,941 compared to $6,846 in the prior year. Research and Development (R&D) Costs increased to $349,199 compared to $235,071 in the prior year. This increase is primarily due to the increased costs incurred associated with pre-clinical and clinical trials for the Company's various purified IgG products and increased costs related to certain cancer treatment and drug delivery approaches and immunotherapy (primarily research of Helicobacter pylori). General and Administrative Expenses (G&A) decreased 2.0% compared to the prior fiscal year. The decrease is primarily due to a decrease in administrative salaries as a result of the elimination of certain administrative positions.

Operating Income

Operating income decreased 52.6% compared to the prior year primarily due to increased costs incurred associated with R&D expenses relating to certain cancer treatments and drug delivery approaches and immunotherapy.

Interest Expense

For this fiscal year, Diagnon had interest expense of $49,320 compared to $49,602 in the prior year.

Provision For Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax benefit of $1,900 for the year ended May 31, 1997. The Company provided for state income tax which is estimated at $32,800. State income tax expense is reimbursable under government contracting regulations.

Results of Operations  - 1996 versus 1995
-----------------------------------------

Revenues

Contract revenues decreased by 6.8% compared to fiscal year 1995 primarily due to decreased contract activity (two contracts ended at the end of fiscal year 1995 and the first quarter of this fiscal year respectively representing approximately 13.4% of the prior fiscal year sales). Also affecting last fiscal year's sales is approximately $34,700 of applied indirect costs on four contracts which caused the total incurred costs of each contract to exceed its funding. These indirect costs are currently not available for reimbursement and therefore revenue cannot be recognized. According to Federal Acquisition Regulations, the Company may be able to recover all or part of these costs after a government indirect cost audit for this fiscal year 1996 has been completed. The Company is currently attempting to enter into negotiations with the government regarding these rate variances as well as rate variances from fiscal years 1992 through 1995.

Operating Expenses

Contract expenses decreased 7.0% compared to fiscal year 1995 primarily due to a decrease in contract activity (primarily the two expired contracts mentioned above). Cost of Goods Sold was $6,846 for fiscal year 1996, the year the Company began production of it's equine IgG product LyphomuneTM. Research and Development expenses increased to $235,071 compared to $18,809 in fiscal year 1995. This increase reflects the hire of a molecular biologist (Dr. A. Welch) and the beginning of the Company's research related to certain cancer treatment and drug delivery approaches and increased efforts to develop certain other purified IgG products. General and Administrative Expenses (G&A) decreased 8.2% compared to fiscal year 1995. The decrease is primarily due to the net result of fiscal year 1995 $119,000 write-off related to the termination of the agreements between Diagnon and The Johns Hopkins University and increases in fiscal year 1996 expenses resulting from annual salary increases and the addition of a full-time legal counsel. Also contributing to the net decrease was a reduction of the use of outside legal counsel as compared to fiscal year 1995. The combination of these net decreases resulted in an overall decrease in operating expenses of 4.8%.

Operating Income

Operating income decreased 56.8% compared to fiscal year 1995 due to decreased contract activity, costs incurred associated with the production of equine IgG, R&D expenses relating to certain cancer treatment and drug delivery approaches, and the "Blizzard of '96" as discussed in Form 10-KSB for the year ended May 31, 1996.

Interest Expense

For fiscal year 1996, Diagnon had interest expense of $49,602 compared to $49,086 in the prior year.

Provision For Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax benefit of $2,300 for the year ended May 31, 1996. The Company also provided for state income tax which is estimated at $27,600. State income tax expense is reimbursable under government contracting regulations.

Inflation and Price Changes for Fiscal Year
-------------------------------------------

For fiscal years 1995, 1996, and 1997 neither inflation nor price changes had any material effect on net sales, revenues, or income from operations.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements are listed in the Table of Contents on page 27 as Financial Statements filed as part of this FORM 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information with respect to the present directors, and executive officers.


NAME                                  DIRECTOR SINCE             AGE      POSITIONS
----                                  --------------             ---      ---------
John C. Landon, Ph.D.                      1986                  60       Chairman of the Board; President &
                                                                          Chief Executive Officer; Director

J. Thomas August, M.D.                     1982                  70       Director; Consultant; Scientific
                                                                          Advisor

Charles C. Francisco                       1991                  59       Director; Member of Compensation
                                                                          Committee; Member of Audit
                                                                          Committee


Charles F. Gauvin                          1992                  42       Director; Member of Compensation
                                                                          Committee; Member of Audit
                                                                          Committee

Michael P. O'Flaherty                                            59       Secretary; Chief Operating Officer

David A. Newcomer                                                36       Chief Financial Officer

Leanne DeNenno                                                   43       Vice President, BIOQUAL, Inc.
                                                                          (Subsidiary)

Richard P. Bradbury, DVM                                         62       Vice President, BIOQUAL, Inc.
                                                                          (Subsidiary)

Jerry R. Reel, Ph.D.                                             59       Vice President, BIOQUAL, Inc.
                                                                          (Subsidiary)

Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

Dr. John C. Landon was elected President and Chief Executive Officer of the Company in May, 1986 and has been Chairman of the Board since February, 1987. Dr. Landon has been President of BIOQUAL, Inc. from January 1982 to the present. Dr. Landon is also the President, Chief Executive Officer, Treasurer and a Director of the Company's subsidiaries. Dr. Landon's experience includes positions with the National Cancer Institute and with Litton Industries as Scientific Director of the Frederick Cancer Research Facility and as President of EG&G Mason Research Institute.

Dr. J. Thomas August is a consultant to the Company, a principal stockholder and a founder of the Company, as well as a Director. He is Professor and Director of the Department of Pharmacology and Molecular Sciences at the Johns Hopkins University School of Medicine, Baltimore, Maryland and has served in those positions since 1976. Dr. August's previous experience includes positions as Director of the Division of Biological Sciences and Chairman of the Department of Molecular Biology at the Albert Einstein College of Medicine. He has also held posts as a Research Fellow in Medicine at Harvard Medical School, as an Instructor and Assistant Professor of Medicine at Stanford University School of Medicine, and as an Associate Professor in Medicine (assigned to microbiology) at the New York University School of Medicine.

Mr. Charles C. Francisco is President, CEO and a Director of Victoreen, Inc., a manufacturer of radiation measuring instrumentation, located in Cleveland, Ohio. From 1992 to 1995, he was a director of R. E. Wright & Associates, Inc. and Environmental Restoration Systems, Inc., earth resources consultants and pollution removal equipment makers, respectively. For part of 1996, he was a director of R.E. Wright Environmental, Inc., an SAIC company and successor to R.E. Wright & Associates, Inc.

Mr. Charles F. Gauvin is the President and CEO of Trout Unlimited, a non-profit organization dedicated to protection and conservation of trout and salmon and their habitats, located in Arlington, Virginia. From 1986 - 1991, he was associated with the law firm of Beveridge & Diamond, P.C. in Washington, D.C., where his practice included corporate and securities work for the Company.

Mr. Michael P. O'Flaherty joined the Company in June 1986, as a Vice President of BIOQUAL. Mr. O'Flaherty is currently the Chief Operating Officer and the Secretary of the Company. Mr. O'Flaherty's duties for the Company include most functions of general management.

Mr. David A. Newcomer joined the Company in May, 1989 as the Acting Controller of the Company. Mr. Newcomer is currently the Chief Financial Officer of the Company. Mr. Newcomer's duties include managing the Company's financial functions.

Ms. Leanne DeNenno has been an employee of Diagnon's subsidiary, BIOQUAL, Inc., since its inception in 1982. From that date to the present, she has been a Project Manager on a major National Cancer Institute contract. In 1988, she was named head of Animal Research Programs for BIOQUAL, Inc. and in 1991, she was named Vice President in charge of the Medical Center Dr. Division of BIOQUAL, Inc. and (in 1997) the Vice President of the Division of Laboratory Animal Sciences.

Dr. Richard P. Bradbury, D.V.M., an American College of Laboratory Animal Medicine Diplomate, joined the Company in 1989 as the Vice President of the Company's subsidiary, SEMA, Inc. Since the 1991 merger of SEMA into BIOQUAL, Dr. Bradbury has been the Vice President of BIOQUAL in charge of the Research Blvd. Division and (in 1997) became the Vice President of the Division of Primate Biology and Medicine.

Dr. Jerry R. Reel, Ph.D., an American Board of Toxicology Diplomate, joined the Company in 1991 as Vice President, Science and (in 1997) became the Vice President of the Division of Reproductive Endocrinology and Toxicology for BIOQUAL. Prior to joining BIOQUAL, Dr. Reel had his own consulting company.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to remuneration paid during the last three fiscal years to the Chief Executive Officer of the Company and other company officers whose compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                              Annual Compensation

                                                                                                            Other
                                                                                                            Annual
Name and Principal                                                    Salary             Bonus           Compensation
     Position                                           Year            ($)               ($)              ($)(1,2)
------------------                                      ----          ------             -----           ------------
John C. Landon                                          1997          160,000           101,863              32,723
                                                        ----
CEO, President, Chairman                                1996          160,000           116,946              32,723
                                                        ----
  of the Board                                          1995          160,000           139,963              32,723
                                                        ----

Michael P. O'Flaherty                                   1997          116,690            21,660              10,593
                                                        ----
Chief Operating Officer,                                1996          120,818            11,944              10,593
                                                        ----
  Secretary                                             1995          108,675            17,115               8,827
                                                        ----

Jerry R. Reel                                           1997          118,614             9,179
                                                        ----
Vice President, Bioqual, Inc.                           1996          109,481             2,949
                                                        ----
  (Subsidiary)                                          1995          110,636             3,405
                                                        ----

Richard P. Bradbury                                     1997           99,573             4,000
                                                        ----
Vice President, Bioqual, Inc.                           1996           99,205             3,102
                                                        ----
  (Subsidiary)                                          1995           91,504             1,160
                                                        ----

-------------------
 (1) Other Annual Compensation for the CEO for the years 1997, 1996 and 1995 represents premiums for a $1,000,000 Split Dollar Life Insurance Policy.

 (2) Other Annual Compensation for the Chief Operating Officer for the years 1997, 1996 and 1995 represents premiums for a $250,000 Split Dollar Life Insurance Policy.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                   Number of                 % of Total
                                                   Securities               Stock Options
                                                   Underlying                Granted to             Exercise
                                                  Stock Options             Employees in             Price           Expiration
          Name                                     Granted (#)              Fiscal Year              ($/Sh)             Date
-------------------------                         -------------             ------------            --------         ----------
John C. Landon                                       10,000 (1)                 10.3%               $.378125           7/29/01
CEO, President and
 Chairman of the Board

Michael P. O'Flaherty                                10,000 (1)                 10.3%                   $.42           5/30/07
Chief Operating Officer,
 Secretary

Jerry R. Reel                                         4,000 (1)                  4.1%                   $.42           5/30/07
Vice President, Subsidiary

Richard P. Bradbury                                   3,000 (1)                  3.1%                   $.42           5/30/07
Vice President, Subsidiary

-------------------
  (1) All options reported in this table are fully exercisable.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUE

                                                                                                                       Value of
                                                                                            Number of                Unexercised
                                                                                           Unexercised               In-the-Money
                                                     Shares                                  Options                   Options
                                                    Acquired                Value          at FY-End (#)             at FY-End ($)
                                                   on Exercise             Realized
           Name                                        (#)                   ($)            Exercisable               Exercisable
--------------------------                         -----------             --------        -------------             ------------
John C. Landon                                                                             150,000 (1,2)                    N/A
CEO, President,                                                                             10,000 (1)                      438
 Chairman of the Board

Michael P. O'Flaherty                                                                       95,000 (1)                   14,114
Chief Operating Officer,                                                                    10,000 (1,2)                    N/A
 Secretary

Jerry R. Reel                                                                                7,000 (1)                      373
Vice President, Subsidiary                                                                   4,000 (1,2)                    N/A

Richard P. Bradbury                                                                         10,000 (1)                    1,959
Vice President, Subsidiary                                                                   4,000 (1,2)                    N/A

-------------------
 (1)  All options reported in the table are fully exercisable.
 (2)  All options are out-of-the-money.

--------------------------------------------------------------------------------

Compensation of Directors
-------------------------

During fiscal year 1997, the Company paid to Directors:

                                                                Attendance of
                                                                Board Meetings                       Travel to
                                          Directors            and Consultation                    Board Meetings
                                           Fees ($)                Fees ($)                         Expenses ($)
                                          ---------            ----------------                    -------------
J. Thomas August, M.D.                      4,000                   11,500                               100
Charles C. Francisco                        4,000                    1,500                               627
Charles F. Gauvin                           4,000                    1,500                               -0-

Messrs. Francisco, August and Gauvin have agreements with the Company extending through the term of their election. The agreements for Messrs. Francisco, August and Gauvin provide for quarterly payments of $1,000 each as directors fees and payments of $500 each for attendance at Board of Director meetings. The agreement for Dr. August also provides payments of $2,500 per quarter for services rendered to the Company as Scientific Adviser. The Company also reimburses Company related travel expenses incurred by any of the directors.

Employment Contracts
--------------------

Dr. Landon had an employment agreement with the Company which expired May 31, 1996, subsequently, the Board of Directors extended the agreement until May 31, 1997 at the same terms and conditions. Pursuant to this agreement, Dr. Landon's base compensation was $160,000 per year. The agreement provided for various additional incentive compensation dependent upon the results of the Company's operations each year through the term of employment. Currently, the Compensation Committee of the Board of Directors is negotiating a new employment agreement with Dr. Landon.

COMPENSATION PURSUANT TO PLANS

Stock Option Plan - The Company adopted a Stock Option Plan (the "Plan") in November 1988 which permits the granting of options to all employees to purchase up to an aggregate of ten percent of the outstanding shares of Common Stock. The Plan is designed to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code, but also permits the Company to grant nonqualified options to persons, such as consultants and outside directors. Under the Plan, options to purchase shares of Common Stock are granted at not less than 100% of the fair market value of the underlying shares on the date granted. The Plan is administered by a committee of the Board of Directors, which has the authority to select optionees, evaluate suggestions presented by the Company in order to determine the number of options to be granted to the selected optionees, designate the number of shares to be covered by each option and, subject to certain restrictions, specify other terms of the options. During fiscal year 1997, the committee was comprised of Messrs. Gauvin and Francisco.

As of May 31, 1997, the following options to the officers and directors were outstanding:

                                                                    Percentage           Option                Date
           Name            Service                Shares             of Total            Price                Granted
           ----            -------                ------            ----------           ------               -------
John C. Landon             CEO, President,        150,000              34.2%             $ .4469              1/19/94
                           Director,               10,000               2.3%             $ .378125            7/29/96
                             Chairman
Michael P. O'Flaherty      Chief Operating         45,000              10.3%             $ .3125             12/30/88
                             Officer,              20,000               4.6%             $ .25               10/26/89
                             Secretary             15,000               3.4%             $ .08                 2/8/90
                                                    5,000               1.1%             $ .30                8/14/92
                                                   10,000               2.3%             $ .5625               6/5/95
                                                   10,000               2.3%             $ .42                5/30/97
Richard Bradbury           Vice President,          5,000               1.1%             $ .08                 2/8/90
                             BIOQUAL                2,000                .5%             $ .30                8/14/92
                                                    4,000                .9%             $ .5625               6/5/95
                                                    3,000                .7%             $ .42                5/30/97
Leanne DeNenno             Vice President,          5,000               1.1%             $ .08                 2/8/90
                             BIOQUAL                2,000                .5%             $ .30                8/14/92
                                                    4,000                .9%             $ .5625               6/5/95
                                                    3,000                .7%             $ .42                5/30/97
Jerry Reel                 Vice President,          3,000                .7%             $ .30                8/14/92
                             BIOQUAL                4,000                .9%             $ .5625               6/5/95
                                                    4,000                .9%             $ .42                 5/30/97
David A. Newcomer          Chief Financial          4,000                .9%             $ .08                 2/8/90
                             Officer                2,000                .5%             $ .30                 8/14/92
                                                    4,000                .9%             $ .5625               6/5/95
                                                    6,000               1.3%             $ .42                 5/30/97
Charles C. Francisco       Director                10,000               2.3%             $ .09                 8/14/92
                                                   10,000               2.3%             $ .34375              7/29/96
Charles F. Gauvin          Director                10,000               2.3%             $ .30                 8/14/92
                                                   10,000               2.3%             $ .34375              7/29/96
J. Thomas August           Director                10,000               2.3%             $ .34375              7/29/96
All officers and                                  370,000              84.5%             $ .08 to              12/30/88 to
directors as a group                                                                     $ .5625               5/30/97
(9 persons)

                                      -18-

A total of 438,000 options were granted and outstanding at May 31, 1997. No options have been exercised to date, however all options are exercisable. Of the options granted, 408,000 are from the 1988 Stock Option Plan (described herein) which was established for a ten year period beginning November 17, 1988. Options to purchase 30,000 shares of common stock were granted outside the plan.

The options granted from the 1988 Plan are effective for a ten year period from the date of grant, with the exception of John C. Landon whose option for 150,000 shares expires January 19, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners
-----------------------------------------------

The following table sets forth information as of July 23, 1997, with respect to the stock ownership of all holders of 5% or more of the Company's Common Stock.


Name and Address                                Number of Shares                    Percentage (1)
----------------                                ----------------                    --------------
Dr. John C. Landon
8213 Raymond Lane
Potomac, MD  20854                              1,208,092 (2),(3)                        21.74

S. David Leibowitt
2295 South Ocean Blvd.
Palm Beach, FL  33480                             598,840 (4)                            11.09

Dr. J. Thomas August
905 Poplar Hill Road
Baltimore, MD  21210                            1,022,140 (5)                            18.90

Carole Knieter Bishop
100 W. 57th Street
New York, New York  10019                         363,040                                 6.73

           (1) Assumes the exercise by such person or persons of the currently exercisable options and does not give effect to any shares issuable upon exercise by any other person or persons of options.

           (2) Includes 54,330 shares in the names of members of Dr. Landon's family.

           (3) Assumes the exercise of currently exercisable options to purchase 160,000 shares.

           (4) Includes 30,000 shares in the name of S. David Leibowitt's spouse.

           (5) Assumes the exercise of currently exercisable options to purchase 10,000 shares.

Security ownership of management
--------------------------------

The following table sets forth information as of July 23, 1997, with respect to the stock ownership of all: directors; executive officers included in the Summary Compensation Table on page 16; directors and officers as a group, of the Company's Common Stock.


Name and Address                                Number of Shares                    Percentage (1)
----------------                                ----------------                    --------------
Dr. John C. Landon
8213 Raymond Lane
Potomac, MD  20854                              1,208,092 (2),(3)                        21.74

Charles C. Francisco
25 Ridge Creek Trail
Moreland Hills, OH  44022                          20,000 (4)                              .37

Dr. J. Thomas August
905 Poplar Hill Road
Baltimore, MD  21210                            1,022,140 (5)                            18.90

Charles F. Gauvin
4100 Hamilton Street
Hyattsville, MD  20781                             20,000 (6)                              .37

Michael P. O'Flaherty
1213 Bradfield Drive
Leesburg, VA  22075                               109,000 (7)                             1.98

Dr. Jerry R. Reel
933 Hillside Lake Terrace
Gaithersburg, MD  20878                            11,000 (8)                              .20

Dr. Richard P. Bradbury
16708 Briardale Road
Rockville, MD  20855                               14,000 (9)                              .26

All executive officers
and directors (7, of
whom all beneficially
own shares) as a group                          2,404,232 (10)                           41.90

           (1) Assumes the exercise by such person or persons of the currently exercisable options owned by him or them and does not give effect to any shares issuable upon exercise by any other person or persons of options.

           (2) Includes 54,330 shares in the names of members of Dr. Landon's family, as to which he retains beneficial ownership.

           (3) Assumes the exercise of currently exercisable options to purchase 160,000 shares.

           (4) Assumes the exercise of currently exercisable options to purchase 20,000 shares.

           (5) Assumes the exercise of currently exercisable options to purchase 10,000 shares.

           (6) Assumes the exercise of currently exercisable options to purchase 20,000 shares.

           (7) Assumes the exercise of currently exercisable options to purchase 105,000 shares.

           (8) Assumes the exercise of currently exercisable options to purchase 11,000 shares

           (9) Assumes the exercise of currently exercisable options to purchase 14,000 shares.

           (10)     See Notes (2) through (9) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 1, 1988 the Company and Dr. Landon agreed to consolidate the previous loan facilities available to Dr. Landon into a single loan of $100,000. The loan had a five year term with repayment of principal deferred for three years. The loan bears interest at the six month certificate of deposit rate paid by Signet Bank, Maryland and the rate is adjusted quarterly. On September 29, 1989 the Company agreed to increase the loan to $125,000. On September 21, 1990, the Company agreed to increase the loan to $150,000. Pursuant to Dr. Landon's current employment agreement, the loan was to be repaid in five installments of $30,000 plus interest within six weeks after the end of each of the next five fiscal years beginning with fiscal year 1992.

The largest amount owed by Dr. Landon during the fiscal year ended May 31, 1997 in respect to his loan facilities was $90,000, excluding interest accrued amounting to $13,005. There was no addition to the loan during this fiscal year. On July 1, 1994, Dr. Landon made a payment of $2,745 on accrued interest. On June 6, 1994, the Company agreed to defer Dr. Landon's third $30,000 repayment and make the payment due as two $15,000 installments paid with the fourth and fifth $30,000 repayments respectively. On October 11, 1995, the Company's shareholders affirmatively voted to approve the purchase of Company stock from Dr. Landon at market value to fund the repayment by Dr. Landon of the remainder of the Company loan. On October 16, 1996 the Board of Directors affirmatively voted to extend the due date of the loan, maintaining all other terms and conditions, until October 31, 1998. As of July 23, 1997, neither the stock purchase or the loan repayment transaction have occurred.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)     See Table of Contents to Financial Statements, on page
                        27.

                (b) The Registrant filed no reports on FORM 8-K during the final quarter of its fiscal year ended May 31, 1997.

                (c) Exhibits filed (Exhibits incorporated by reference listed separately.)

                        (21)       List of Subsidiaries

                        Exhibits incorporated by reference to the Company's FORM 10-KSB for the fiscal year ended May 31, 1997 (filed with the Company's FORM 10-QSB for the quarter ended August 31, 1996).

                        (10)       1. Agreement of Sale by and between ZooQuest
                                      Technologies, LTD. and Diagnon
                                      Corporation.

                        Exhibits incorporated by reference to the Company's Registration Statement No. 2-83803.

                        (3)      (a)  Amended and Restated Certificate of
                                     Incorporation.

                                 (b)  By-laws.

                        (4)      Stock certificate representing shares of Common
                                 Stock.

                        Exhibits incorporated by reference to the Company's FORM 10-K for the fiscal year ended May 31, 1986.

                        (3) Amendment dated April 15, 1986 to Certificate of Incorporation.

                        (10)     (a)  Agreement of Sale dated February 28, 1986
                                      between Meloy Laboratories, Inc. and SEMA,
                                      Inc.

                                 (b)  Stock Purchase Agreement dated May 30,
                                      1986 between BIOQUAL, Inc. and Diagnon
                                      Corporation.

                        Exhibits incorporated by reference to the Company's FORM 10-K for the fiscal year ended May 31, 1989.

                        (3) Amendments dated April 7, 1989 to Certificate of Incorporation.

                        (10) (a) The Company's 1988 Stock Option Plan, adopted
                                 November 17, 1988.

                        Exhibits incorporated by reference to the Company's FORM 10-K for the fiscal year ended May 31, 1990.

                        (10)     Government Contracts.


                                 1.   Title:                   Facility for Animal Models Utilized
                                                               for Viral Hepatitis Research
                                      Institute:               National Institute of Allergy
                                                               and Infectious Diseases
                                      Dates Funded:            12/28/89 - 12/27/94

                                 2.   Title:                   Care and Housing of AIDS Research
                                                               Animals
                                      Institute:               National Institute of Allergy and
                                                               Infectious Diseases
                                      Dates Funded:            1/1/90 - 1/18/95

                                 3.   Title:                   Facility for Nonhuman Primates Utilized
                                                               in Infectious Disease Research
                                      Institute:               National Institute of Allergy
                                                               and Infectious Diseases
                                      Dates Funded:            1/1/90 - 12/30/94



                                       4.   Title:             Mouse Breeding Facility
                                            Institute:         National Institutes of Allergy
                                                               and Infectious Diseases
                                            Dates Funded:      1/1/90 - 5/31/95

                        Exhibits incorporated by reference to the Company's FORM
                        10-K for the fiscal year ended May 31, 1991.

                        (10)           Government Contracts.


                                       1.   Title:                   SIV Rhesus Macaque Model for Pediatric
                                                                     AIDS
                                            Institute:               National Institute of Mental Health
                                            Dates Funded:            11/7/90 - 6/30/95

                                       2.   Title:                   Transplacental Carcinogenesis and Tumor
                                                                     Promotion in Old World Monkeys
                                            Institute:               National Cancer Institute
                                            Dates Funded:            12/19/90 - 12/18/95

                                       3.   Title:                   Biological Testing Facility
                                            Institute:               National Institute of Child Health and
                                                                     Human Development
                                            Dates Funded:            6/1/91 - 5/31/96

                        Exhibits incorporated by reference to the Company's FORM 10-K for the fiscal year ended May 31, 1992.

                        (10) (a) Leases.

                                 1. Medical Center Drive Facility
                                 2. Research Boulevard Facility

                             (b) Employment Agreement dated January 23, 1991
                                 between John C. Landon and Diagnon Corporation.

                        Exhibits incorporated by reference to the Company's FORM 10-KSB for the fiscal year ended May 31, 1994.

                        (10)     Government Contracts.


                                       1. Title:                     Facility for Preparing and Housing
                                                                     Virus Infected Mice, Genetically
                                                                     Manipulated Mice, and Chimeric Mice.
                                          Institute:                 National Cancer Institute
                                          Dates Funded:              10/1/93 - 9/30/97

                                       2. Title:                     Maintenance of an Animal Holding and
                                                                     Breeding Facility and Provision of
                                                                     Attendant Research Services.
                                          Institute:                 National Cancer Institute
                                          Dates Funded:              11/1/93 - 10/31/97

                                       3. Title:                     Provide Animal Housing/Maintenance/
                                                                     Bleeds/Immunizations as Specified
                                                                     Herein.


                                          Institute:                 National Institute of Diabetes and
                                                                     Digestive and Kidney Diseases

                                          Dates Funded:              2/21/92 - 2/20/97

                                       4. Title:                     Development of Transgenic Mouse Models
                                                                     for HIV Drug Testing
                                          Institute:                 National Institute of Dental Research
                                          Dates Funded:              6/28/94 - 6/27/97

                        Exhibits incorporated by reference to the Company's FORM
                        10-KSB for the fiscal year ended May 31, 1995 (filed with the Company's FORM 10-QSB's during the fiscal year ended May 31, 1995).

                        (10)           (a)                           Option and Pre-Incorporation Agreement
                                                                     dated March 25, 1994 between Johns
                                                                     Hopkins University, Diagnon
                                                                     Corporation, and Slusser Associates,
                                                                     Inc.

                                       (b)                           First Amendment to Option and Pre-
                                                                     Incorporation Agreement dated June 8,
                                                                     1994.

                                       (c)                           Second Amendment to Option and Pre-
                                                                     Incorporation Agreement dated June 29,
                                                                     1994.

                                       (d)                           Service Agreement dated July 1, 1994
                                                                     between Enhanced Therapeutics, Inc. and
                                                                     Diagnon Corporation.

                                       (e)                           Stockholders' Agreement of Enhanced
                                                                     Therapeutics, Inc. dated July 1, 1994.

                                       (f)                           Licensing and Manufacturing Agreement
                                                                     dated January 12, 1995 between ZooQuest
                                                                     Technologies Ltd., Inc., Equilab
                                                                     Associates, Inc., and Diagnon
                                                                     Corporation.

                                       (g)                           Government Contracts.

                                            1.       Title:          Care and Housing of Research
                                                                     Animals for Hepatitis Studies.
                                                     Institute:      National Institute of Allergy
                                                                     and Infectious Diseases
                                                     Dates Funded:   12/28/94 - 12/27/99

                                            2.       Title:          Facility for Non-Human Primates
                                                                     Utilized in Infectious Disease
                                                                     Research.
                                                     Institute:      National Institute of Allergy
                                                                     and Infectious Diseases
                                                     Dates Funded:   12/31/94 - 12/30/99


                                            3.       Title:          Care and Housing of SIV Infected
                                                                     Research Animals.
                                                     Institute:      National Institute of Allergy
                                                                     and Infectious Diseases
                                                     Dates Funded:   1/19/95 - 1/18/00

                                            4.       Title:          Development of New Methods and
                                                                     Strategies for Diagnosis,
                                                                     Treatment, and Prevention of
                                                                     Invasive Fungal Infection in
                                                                     Patients with Cancer and HIV
                                                                     Infection.
                                                     Institute:      National Cancer Institute
                                                     Dates Funded:   10/1/94 - 9/30/99

                                            5.       Title:          Studies Using Primate Models for
                                                                     AIDS Vaccine Research.
                                                     Institute:      National Cancer Institute
                                                     Dates Funded:   11/30/94 - 11/29/98

                        Exhibits incorporated by reference to the Company's FORM
                        10-KSB for the fiscal year ended May 31, 1996

                        (10)           Government Contracts.

                                        1.      Title:               Biological Testing
                                                                     Facility.
                                                Institute:           National Institute of Child
                                                                     Health and Human
                                                                     Development
                                                Dates Funded:        7/1/96 - 6/30/01

                        Exhibits incorporated by reference to the Company's FORM
                        10-KSB for the fiscal year ended May 31, 1996 (filed with the Company's FORM 10-QSB for the quarter ended
                        November 30, 1995).

                        (10)            Government Contracts.

                                        1.      Title:               MAO/Evaluation of AIDS
                                                                     Vaccines in Non-Human
                                                                     Primates.
                                                Institute:           National Institute of
                                                                     Allergy and Infectious
                                                                     Diseases
                                                Dates Funded:        9/30/95 - 11/15/97

                                        2.      Title:               Mechanisms of Chemical
                                                                     Carcinogenesis in Old World
                                                                     Monkeys.
                                                Institute:           National Cancer Institute
                                                Dates Funded:        12/19/95 - 12/18/00

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized on August 28, 1997.

                                   DIAGNON CORPORATION

                                   /s/ John C. Landon
                                   --------------------------
                                   BY:  John C. Landon
                                        Chairman of the Board
                                        President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                        Title                               Date
---------                        -----                               ----
                                 Chairman of the
                                 Board, President and
                                 Director (Chief Executive
/s/ John C. Landon               Officer)                           8/28/97
---------------------
John C. Landon, Ph.D.

/s/ J. Thomas August             Director                           8/28/97
---------------------
J. Thomas August M.D.

/s/ Charles C. Francisco         Director                           8/28/97
------------------------
Charles C. Francisco

/s/ Charles F. Gauvin            Director                           8/28/97
---------------------
Charles F. Gauvin

/s/ Michael P. O'Flaherty        Chief Operating Officer
-------------------------        and Secretary                      8/28/97
Michael P. O'Flaherty

/s/ David A. Newcomer            Chief Financial Officer            8/28/97
---------------------
David A. Newcomer

                      DIAGNON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                   TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                   -----------------------------------------

Independent Auditors' Report.....................................  28

Financial Statements:
     Consolidated Balance Sheets, May 31, 1997 and 1996..........  29

     Statements of Consolidated Operations for each of the
     years in the three year period ended May 31, 1997...........  30

     Statements of Consolidated Cash Flows for each of the years in the three year period ended May 31, 1997.................  31

     Statements of Consolidated Stockholders' Equity for each
     of the years in the three year period ended May 31, 1997 ...  32

     Notes to Financial Statements...............................  33

Other financial statement schedules are omitted because they are not applicable or required.

DELOITTE & TOUCHE LLP
2 Hopkins Plaza
Baltimore, Maryland 21201-2983
Telephone: (410) 576-6700
Facsimile: (410) 837-0510
ITT Telex: 4995614

INDEPENDENT AUDITORS' REPORT

Diagnon Corporation:

We have audited the accompanying consolidated balance sheets of Diagnon Corporation and Subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended May 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnon Corporation and Subsidiaries at May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended May 31, 1997 in conformity with generally accepted accounting principles.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP
July 30, 1997

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
CONSOLIDATED BALANCE SHEETS, MAY 31, 1997 AND MAY 31, 1996
----------------------------------------------------------


ASSETS                                                                             1997                            1996
------                                                                        --------------                  --------------
CURRENT ASSETS:
Cash and cash equivalents                                                     $       62,638                  $      218,543
Accounts receivable:
  Trade                                                                            1,245,292                         930,598
  Unbilled                                                                           598,922                         622,245
  Other                                                                               49,999                          27,425
Prepaid expenses                                                                      76,444                          71,432
Inventories                                                                           44,961                          52,755
Deferred income taxes - current                                                       50,000                          49,000
                                                                              --------------                  --------------
Total current assets                                                               2,128,256                       1,971,998
                                                                              --------------                  --------------
LOANS TO OFFICERS                                                                     90,000                          90,000
                                                                              --------------                  --------------
FIXED ASSETS:
Leasehold improvements                                                               670,899                         543,735
Furniture, fixtures and equipment                                                  2,985,508                       2,647,531
                                                                              --------------                  --------------
Total                                                                              3,656,407                       3,191,266
Less accumulated depreciation
  and amortization                                                                 2,182,091                       1,920,873
                                                                              --------------                  --------------
Fixed assets, net                                                                  1,474,316                       1,270,393
                                                                              --------------                  --------------
DEFERRED INCOME TAXES - NONCURRENT                                                   797,400                         796,500
OTHER NONCURRENT ASSETS                                                              204,549                         102,093
                                                                              --------------                  --------------
TOTAL                                                                         $    4,694,521                  $    4,230,984
                                                                              ==============                  ==============

LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                                               $      536,120
Current maturities of long-term debt                                                 124,153                  $      113,918
Accounts payable                                                                     250,767                         234,270
Accrued compensation and related costs                                               292,956                         275,794
Accrued income taxes                                                                   5,543                           3,560
Other accrued liabilities                                                             12,641                          11,503
                                                                              --------------                  --------------
Total current liabilities                                                          1,222,180                         639,045
LONG-TERM DEBT                                                                       164,192                         288,345
                                                                              --------------                  --------------
Total liabilities                                                                  1,386,372                         927,390
                                                                              --------------                  --------------

STOCKHOLDERS' EQUITY
Convertible preferred stock - par value of $1.00 per
share, 325,000 shares authorized; no shares issued
and outstanding
Common stock - par value of $.01 per share;
25,000,000 shares authorized; 9,602,452 shares
issued; 5,398,244 shares outstanding                                                  96,024                          96,024
Additional paid-in capital                                                         7,395,015                       7,395,015
Accumulated deficit                                                               (3,555,533)                     (3,560,088)
                                                                              --------------                  --------------
Total                                                                              3,935,506                       3,930,951
Less - treasury stock 4,204,208 shares, at cost                                     (627,357)                       (627,357)
                                                                              --------------                  --------------
Total stockholders' equity                                                         3,308,149                       3,303,594
                                                                              --------------                  --------------
TOTAL                                                                         $    4,694,521                  $    4,230,984
                                                                              ==============                  ==============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
STATEMENTS OF CONSOLIDATED OPERATIONS FOR EACH OF THE YEARS
-----------------------------------------------------------
IN THE THREE YEAR PERIOD ENDED MAY 31, 1997
-------------------------------------------

                                                                  1997                       1996                       1995
                                                               ----------                 ----------                 ----------
REVENUES AND SALES:
  Contract revenues                                            $8,919,294                 $8,812,776                 $9,459,667
  Product sales                                                    19,916                      7,189                      1,392
                                                               ----------                 ----------                 ----------
  Total Revenues and Sales                                      8,939,210                  8,819,965                  9,461,059
                                                               ----------                 ----------                 ----------

OPERATING EXPENSES:
  Contract                                                      6,886,440                  6,777,791                  7,288,220
  Cost of goods sold                                               18,941                      6,846
  Research and development                                        349,199                    235,071                     18,809
  General and administrative                                    1,610,012                  1,642,875                  1,789,357
                                                               ----------                 ----------                 ----------
  Total Operating Expenses                                      8,864,592                  8,662,583                  9,096,386
                                                               ----------                 ----------                 ----------

OPERATING INCOME                                                   74,618                    157,382                    364,673

INTEREST INCOME                                                    10,157                      9,718                      7,743
INTEREST EXPENSE                                                  (49,320)                   (49,602)                   (49,086)
                                                               ----------                 ----------                 ----------

INCOME BEFORE INCOME TAX                                           35,455                    117,498                    323,330

PROVISION FOR INCOME TAX                                          (30,900)                   (25,300)                  (201,900)
                                                               ----------                 ----------                 ----------

NET INCOME                                                     $    4,555                 $   92,198                 $  121,430
                                                               ==========                 ==========                 ==========

INCOME PER SHARE                                               $     0.00                 $     0.02                 $     0.02
                                                               ==========                 ==========                 ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                            5,398,244                  5,398,244                  5,398,244
                                                               ==========                 ==========                 ==========

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR EACH OF THE YEARS
-----------------------------------------------------------
IN THE THREE YEAR PERIOD ENDED MAY 31, 1997
-------------------------------------------

                                                                           1997                 1996                1995
                                                                        ----------           ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                             $    4,555           $  92,198           $  121,430
                                                                        ----------           ---------           ----------
  Adjustments to reconcile net income to net cash
    (used for) provided by operating activities:
    Depreciation and amortization                                          261,218             271,763              328,254
    Deferred income taxes                                                   (1,900)             (2,300)             181,900
    (Increase) decrease in accounts receivable                            (313,945)             45,196               65,908
    Increase in prepaid expenses                                            (5,012)               (919)             (12,257)
    Decrease (increase) in inventories                                       7,794             (52,755)
    (Increase) decrease in other assets                                   (102,456)             28,677              (90,386)
    Decrease in accounts payable and accrued expenses                       34,797              20,583                3,546
    Increase (decrease) in income taxes payable                              1,983               3,258              (10,940)
    Decrease in deferred income                                                                                     (86,579)
                                                                        ----------           ---------           ----------
      Total Adjustments                                                   (117,521)            313,503              379,446
                                                                        ----------           ---------           ----------

 NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                     (112,966)            405,701              500,876
                                                                        ----------           ---------           ----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                     (465,141)           (284,777)            (126,263)
 Decrease in loans to officers                                                                                       10,000
                                                                        ----------           ---------           ----------
 NET CASH USED FOR INVESTING ACTIVITIES                                   (465,141)           (284,777)            (116,263)
                                                                        ----------           ---------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds (payments) under line-of-credit agreement                    536,120                                 (154,967)
 Principal payments under capital lease obligations                       (113,918)           (113,268)             (75,715)
 Other                                                                                                                 (350)
                                                                        ----------           ---------           ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                       422,202            (113,268)            (231,032)
                                                                        ----------           ---------           ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (155,905)              7,656              153,581
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           218,543             210,887               57,306
                                                                        ----------           ---------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   62,638           $ 218,543           $  210,887
                                                                        ==========           =========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                              $   46,988           $  50,496           $   49,415
                                                                        ==========           =========           ==========
  Income taxes                                                          $   25,600           $  24,470           $   30,954
                                                                        ==========           =========           ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  The Company issued:
   Long-term debt issued in connection with capital
    leases                                                                                   $ 289,644           $  202,108

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY FOR EACH OF THE YEARS
---------------------------------------------------------------------
IN THE THREE YEAR PERIOD ENDED MAY 31, 1997
-------------------------------------------

                               COMMON STOCK                                                                 TREASURY STOCK
                         -------------------------                                                  ------------------------------
                                                             ADDITIONAL
                           NUMBER OF          PAR             PAID-IN          ACCUMULATED          NUMBER OF              AT
                            SHARES           VALUE            CAPITAL            DEFICIT             SHARES               COST
                           ---------         -----           ----------        -----------          ---------             ----
BALANCE, JUNE 1, 1994      9,602,452        $ 96,024        $ 7,395,015        $(3,773,716)         (4,204,208)        $ (627,357)

NET INCOME                                                                         121,430
                           ---------        --------        -----------        -----------          ----------         ----------

BALANCE, MAY 31, 1995      9,602,452          96,024          7,395,015         (3,652,286)         (4,204,208)          (627,357)

NET INCOME                                                                          92,198
                           ---------        --------        -----------        -----------          ----------         ----------

BALANCE, MAY 31, 1996      9,602,452          96,024          7,395,015         (3,560,088)         (4,204,208)          (627,357)

NET INCOME                                                                           4,555
                           ---------        --------        -----------        -----------          ----------         ----------
BALANCE, MAY 31, 1997      9,602,452        $ 96,024        $ 7,395,015        $(3,555,533)         (4,204,208)        $ (627,357)
                           =========        ========        ===========        ===========          ==========         ==========

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------

The accompanying consolidated financial statements include the accounts of Diagnon Corporation (the "Company") its wholly-owned subsidiaries, BIOQUAL, Inc. and Enhanced Therapeutics, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Segment Information
-------------------

The Company's principal business consists of the government contract research operations.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fixed Assets and Depreciation
-----------------------------

Fixed assets are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the estimated useful lives of the assets (generally three to ten years). Tax depreciation is provided on the straight-line method. Leasehold improvements are amortized over the lease period or the estimated useful life of the improvements, whichever is shorter.

Inventories
-----------

Inventories are stated at the lower of cost or market.

Research and Development
------------------------

All costs incurred in connection with any research and development activities are expensed as incurred.

Government contracts
--------------------

Substantially all of the Company's revenue is from U.S. Government contracts. The indirect rates used in CPFF contracts are subject to final negotiated settlements at the end of each fiscal year.

Revenue Recognition
-------------------

Contract research revenue is generally earned based on cost-plus-fixed-fee ("CPFF") arrangements and is recognized as costs are incurred.

Earnings Per Share
------------------

The Company is required to adopt SFAS No. 128 "Earnings Per Share" effective June 1, 1998. The standard specifies the computation, presentation and disclosure requirements for earnings per share. The Company does not believe this statement will have a material effect on earnings per share.

Earnings per share is computed based on the weighted average number of common shares outstanding during each period. In 1997, 1996 and 1995, common stock options were not included in the calculation of earnings per share because they had an immaterial effect (less than 3%).

Cash and Cash Equivalents
-------------------------

The Company considers cash equivalents to include short-term investments which have a maturity of 90 days or less at the date of purchase.

2.  CAPITAL STOCK

Stock Options
-------------

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1988 Stock Option Plan, accordingly, no compensation has been recognized for the plan. Had compensation costs for the plan been determined based on fair value at the grant date forward under the plan consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per share would not have been materially affected on a pro forma basis for the years ended May 31, 1997 and 1996.

The Company has reserved 408,000 shares of its Common Stock to cover the exercise of options granted under its 1988 stock option plan. With the exception of the CEO's option which expires January 19, 1999, options expire ten years from date of grant under the plan, or upon the optionee's separation from the Company and were granted at the average of the closing bid and ask price of the Company's Common Stock at the date of grant. The Company has reserved an additional 30,000 shares of its Common Stock to cover the exercise of options granted outside its 1988 stock option plan. Option transactions were as follows:

                                                                        Number of
                                                                         Shares                      Option
                                                                       Under Option                  Price
                                                                       ------------                  ------
Outstanding, June 1, 1994                                                304,000                 $ .08  to .4469
  Granted                                                                    -0-
  Cancelled                                                                  -0-
                                                                         -------

Outstanding, May 31, 1995                                                304,000                   .08  to .4469
  Granted                                                                 40,000                   .375 to .5625
  Cancelled                                                                  -0-
                                                                         -------

Outstanding, May 31, 1996                                                344,000                   .08  to .5625
  Granted                                                                 97,000                   .34375 to .42
  Cancelled                                                               (3,000)                  .5625
                                                                         -------

Outstanding, May 31, 1997                                                438,000                   .08  to .5625
                                                                         =======

The number of options exercisable at May 31 were as follows:

                    1997    438,000
                    1996    344,000
                    1995    304,000

3.  LINE OF CREDIT

The Company has a line of credit of $1,000,000 with a bank to meet periodic cash flow needs. As of May 31, 1997, there were $536,120 of borrowings under this line of credit, the maximum amount borrowed during the fiscal year was $934,561, the average balance outstanding was $204,281, and the average interest rate was 8.83% during 1997. The line is guaranteed by the Company's subsidiary, BIOQUAL, and bears interest at the prime rate plus .25% and is collateralized by trade accounts receivable. The line is subject to renewal on or before October 29, 1997.

4.  LONG-TERM DEBT

                                                1997                      1996
                                                ----                      ----

Capitalized Lease Obligations                 $288,345                  $402,263

Less Current Maturities                        124,153                   113,918
                                              --------                  --------

Long-Term                                     $164,192                  $288,345
                                              ========                  ========

Future annual minimum payments under the capital leases as of May 31, 1997, were:

        1998                                         $144,543
        1999                                          124,502
        2000                                           41,264
        2001                                           10,591
                                                     --------
                                                      320,900
        Less:  Amount representing interest            32,555
                                                     --------
        Present value of minimum lease payments      $288,345
                                                     ========

The Company leases equipment under various capital leases which expire in fiscal years 1999, 2000 and 2001. Property held under the capital leases at May 31, 1997 and 1996 consisted of the following:

                                               1997                  1996
                                               ----                  ----

        Equipment                            $479,362              $479,362
        Less:  Accumulated amortization        96,644                48,708
                                             --------              --------
                                             $382,718              $430,654
                                             ========              ========

The equipment is amortized on a straight-line basis over the estimated useful life of the equipment. Amortization expense amounted to $54,975, $33,516 and $66,700 in 1997, 1996 and 1995, respectively, and is included with depreciation expense in the financial statements.

The fair value of long-term debt is estimated to approximate its carrying value at May 31, 1997 based on borrowing rates currently available with similar terms and maturity.

5.  INCOME TAXES

Income taxes are accounted for using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires an asset and liability approach to financial accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The components of income tax expense are as follows:

                                                                      1997                  1996                 1995
                                                                      ----                  ----                 ----
        Current tax expense                                         $ 32,800              $ 27,600            $ 20,000
        Deferred tax (benefit) expense                                (1,900)               (2,300)            181,900
                                                                    --------              --------            --------
                                                                    $ 30,900              $ 25,300            $201,900
                                                                    ========              ========            ========

A reconciliation of actual income tax expense to that which would have resulted from applying the federal statutory tax rates is as follows:


                                                           1997             1996            1995
                                                           ----             ----            ----
Federal taxes at statutory
  rate                                                   $ 12,055         $ 39,949         $111,258
State taxes at statutory rate                              32,800           27,600           20,000
Executive life insurance
  premiums                                                  2,034            8,997            4,187
Decrease (increase) in
  previously recognized tax
  loss carryforwards                                      (11,126)         (46,000)          69,649
Other, net                                                 (4,863)          (5,246)          (3,194)
                                                         --------         --------         --------
                                                         $ 30,900         $ 25,300         $201,900
                                                         ========         ========         ========

The components of deferred income taxes are as follows:

                                                                  May 31,      May 31,       May 31,
                                                                   1997         1996          1995
                                                                  -------      -------       -------
Financial statement accruals                                    $   40,904   $   39,646    $   41,056
Different useful lives for
  depreciation of fixed assets
    for tax purposes                                               (58,300)      10,691        61,358
Tax loss carryforward                                            1,598,000    1,518,000     1,564,000
Less: valuation allowance                                         (733,204)    (722,837)     (823,214)
                                                                ----------   ----------    ----------
Total deferred income taxes                                     $  847,400   $  845,500    $  843,200
                                                                ==========   ==========    ==========

As of May 31, 1997, the Company has cumulative tax operating loss carryforwards of approximately $4,700,000 available to reduce future federal taxable income. The operating loss carryforwards expire in fiscal years 2000 to 2003. Management believes that it is more likely than not that the Company will generate future taxable income sufficient to realize a portion of the remaining tax loss carryforward and that the valuation allowance is appropriate given the current estimates of future taxable income.

6.  COMMITMENTS AND CONTINGENCIES

Leases
------

The Company is a lessee under various noncancelable operating leases, covering the facilities in which its operations are conducted and certain equipment and vehicles. During 1997, 1996 and 1995, the Company subleased a part of its premises. As of May 31, 1997, there are no material sublease agreements. The rental income earned has been offset against the Company's rental expense in the period. The aggregate minimum annual rental commitments under these various leases are as follows:

              Rental
            Commitment
            ----------

1998          1,340,000
1999          1,373,000
2000          1,256,000
2001          1,287,000
2002             64,000

Facilities leases contain options for five-year extensions.

Rental expense was approximately $1,322,000, net of $11,000 of sublease income, $1,388,000, net of $10,000 of sublease income, and $1,355,000, net of $9,000 of sublease income, for the years ended May 31, 1997, 1996 and 1995, respectively.

7.  RELATED PARTIES

The following schedule presents information regarding loans to officers for the three year period ended May 31, 1997.

                                                  Balance at                                                             Balance
                                                  Beginning of                                                          at End of
Name of Person                                       Period                 Additions            Repayments               Period
--------------                                    ------------              ---------            ----------             ---------
Year Ended May 31, 1997:

President                                           $ 90,000                  $   -0-              $   -0-              $ 90,000

Year Ended May 31, 1996:

President                                           $ 90,000                  $   -0-              $   -0-              $ 90,000

Year Ended May 31, 1995:

President                                           $ 90,000                  $   -0-              $   -0-              $ 90,000
Executive Vice President                              10,000                      -0-               10,000                   -0-

The loan to the President bears interest at the six month certificate of deposit rate. On October 11, 1995, the Company's shareholders affirmatively voted to approve the purchase of common stock of the Company held by Dr. Landon at fair market value in an amount sufficient to fund the payment of the $45,000 installment payment, plus accrued interest, due after fiscal year 1995 and in a similar manner to purchase common stock of the Company held by Dr. Landon at fair market value in an amount sufficient to fund the payment of the final $45,000 installment payment, plus accrued interest, due after fiscal year 1996. The 1996 payment would be made within six weeks after the end of fiscal year 1996. On October 16, 1996, the Board of Directors affirmatively voted to extend the due date of the loan, maintaining all other terms and conditions, until October 31, 1998. As of July 30, 1997, neither the stock purchase or the loan repayment transaction have occurred.

The President had an employment agreement with the Company which expired May 1996, subsequently the Board of Directors extended the agreement until May 31, 1997 at the same terms and conditions. The agreement continued to provide a base compensation and additional incentive compensation dependent upon annual operations. Currently, the Compensation Committee of the Board of Directors is negotiating a new employment agreement with Dr. Landon.

The loan to the Executive Vice President bore interest at the six month certificate of deposit rate plus one percent as quoted by Signet Bank/MD. The loan was paid in full during March 1995.

                                    EXHIBITS

                  (21)  List of Subsidiaries

                        1.  BIOQUAL, Inc.
                            9600 Medical Center Dr.
                            Rockville, Maryland  20850-3336
                            Incorporated in Delaware

                        2.  Enhanced Therapeutics, Inc.
                            9600 Medical Center Dr.
                            Rockville, Maryland  20850-3336
                            Incorporated in Delaware