Form 10QSB
period 1997-08-31
DIAGNON CORP
filed 1997-10-14
CIK 719711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1997

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

                  Yes   X         No

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 5,398,244 shares outstanding as of October 9, 1997.

Convertible Preferred Stock, $1.00 par value per share; authorized 325,000 shares; no shares outstanding as of October 9, 1997.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X

                              DIAGNON CORPORATION

                                     INDEX

Part I.  Financial Information                                     Page

  Item 1.  Financial Statements.

         Consolidated Balance Sheets, May 31, 1997 and
           August 31, 1997  (Unaudited) . . . . . . . . . . . . . .  2

         Unaudited Statements of Consolidated Operations for
           the Three Months Ended August 31, 1997 and
           August 31, 1996  . . . . . . . . . . . . . . . . . . . .  3

         Unaudited Statements of Consolidated Cash Flows
           for the Three Months Ended August 31, 1997 and
           August 31, 1996  . . . . . . . . . . . . . . . . . . . .  4

         Notes to Financial Statements  . . . . . . . . . . . . . .  5

  Item 2.  Management's Discussion and Analysis   . . . . . . . . .  5

  Part II.  Other Information

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .  7

         Item 6.  Exhibits  . . . . . . . . . . . . . . . . . . . .  7

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, MAY 31, 1997 AND AUGUST 31, 1997 (UNAUDITED)



                                                          AUGUST 31,                       MAY 31,
ASSETS                                                      1997                            1997
------                                                    ----------                       -------
CURRENT ASSETS:
Cash and cash equivalents                              $      65,409                   $       62,638
Accounts receivable:
  Trade                                                    1,288,152                        1,245,292
  Unbilled                                                   515,993                          598,922
  Other                                                       23,831                           49,999
Prepaid expenses                                             147,147                           76,444
Inventories                                                   43,961                           44,961
Deferred income taxes - current                               50,000                           50,000
                                                       -------------                   --------------
Total current assets                                       2,134,493                        2,128,256
                                                       -------------                   --------------
LOANS TO OFFICERS                                             90,000                           90,000
                                                       -------------                   --------------
FIXED ASSETS:
Leasehold improvements                                       695,675                          670,899
Furniture, fixtures and equipment                          3,141,998                        2,985,508
                                                       -------------                   --------------
Total                                                      3,837,673                        3,656,407
Less accumulated depreciation
  and amortization                                         2,252,468                        2,182,091
                                                       -------------                   --------------
Fixed assets, net                                          1,585,205                        1,474,316
                                                       -------------                   --------------
DEFERRED INCOME TAXES - NONCURRENT                           796,850                          797,400
OTHER NONCURRENT ASSETS                                      150,549                          204,549
                                                       -------------                   --------------
TOTAL                                                  $   4,757,097                   $    4,694,521
                                                       =============                   ==============
LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                        $     792,569                   $      536,120
Current maturities of long-term debt                         124,153                          124,153
Accounts payable                                             218,867                          250,767
Accrued compensation and related costs                       171,337                          292,956
Accrued income taxes                                           3,243                            5,543
Other accrued liabilities                                      3,606                           12,641
                                                       -------------                   --------------
Total current liabilities                                  1,313,775                        1,222,180
LONG-TERM DEBT                                               134,187                          164,192
                                                       -------------                   --------------
Total liabilities                                          1,447,962                        1,386,372
                                                       -------------                   --------------

STOCKHOLDERS' EQUITY
--------------------
Convertible preferred stock - par value of $1.00
per share, 325,000 shares authorized; no shares
issued and outstanding

Common stock - par value of $.01 per share;
25,000,000 shares authorized; 9,602,452 shares
issued; 5,398,244 shares outstanding                          96,024                           96,024
Additional paid-in capital                                 7,395,015                        7,395,015
Accumulated deficit                                       (3,554,547)                      (3,555,533)
                                                       -------------                   --------------
Total                                                      3,936,492                        3,935,506
Less - treasury stock 4,204,208 shares, at cost             (627,357)                        (627,357)
                                                       -------------                   --------------
Total stockholders' equity                                 3,309,135                        3,308,149
                                                       -------------                   --------------
TOTAL                                                  $   4,757,097                   $    4,694,521
                                                       =============                   ==============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
THREE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996


                                             AUGUST 31,            AUGUST 31,
                                                1997                  1996
                                             ----------            ----------
REVENUES AND SALES:
  Contract revenues                         $  2,336,141          $  2,289,307
  Product sales                                    1,073                 1,080
                                            ------------          ------------
  Total Revenues and Sales                     2,337,214             2,290,387
                                            ------------          ------------

OPERATING EXPENSES:
  Contract                                     1,764,299             1,727,562
  Cost of goods sold                              16,478                   620
  Research and development                       117,850                81,733
  General and administrative                     426,168               440,563
                                            ------------          ------------
  Total                                        2,324,795             2,250,478
                                            ------------          ------------

OPERATING INCOME                                  12,419                39,909

INTEREST INCOME                                    1,338                 1,801
INTEREST EXPENSE                                 (12,121)              (11,815)
                                            ------------          ------------
INCOME BEFORE INCOME TAX                           1,636                29,895

PROVISION FOR INCOME TAX                             650                12,000
                                            ------------          ------------
NET INCOME                                  $        986          $     17,895
                                            ============          ============
INCOME PER SHARE                            $       0.00          $       0.00
                                            ============          ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           5,398,244             5,398,244
                                            ============          ============


See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE
THREE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996

                                                        Three Months         Three Months
                                                            Ended                Ended
                                                       August 31, 1997      August 31, 1996
                                                       ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                            $           986      $        17,895
                                                       ---------------      ---------------
  Adjustments to reconcile net income to net cash
   used for operating activities:
    Depreciation and amortization                               70,377               62,506
    Deferred income taxes                                          550                3,000
    Decrease (increase) in accounts receivable                  66,237             (184,920)
    Increase in prepaid expenses                               (70,703)             (24,669)
    Decrease in inventories                                      1,000                  620
    Decrease in other assets                                    54,000
    Decrease in accounts payable and accrued expenses         (162,554)            (201,119)
    (Decrease) increase in income taxes payable                 (2,300)               7,800
                                                       ---------------      ---------------
      Total Adjustments                                        (43,393)            (336,782)
                                                       ---------------      ---------------
 NET CASH USED FOR OPERATING ACTIVITIES                        (42,407)            (318,887)
                                                       ---------------      ---------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                         (181,266)            (118,908)
                                                       ---------------      ---------------
 NET CASH USED FOR INVESTING ACTIVITIES                       (181,266)            (118,908)
                                                       ---------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds under line-of-credit agreement                   256,449              327,931
 Principal payments under capital lease obligations            (30,005)             (27,100)
                                                       ---------------      ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      226,444              300,831
                                                       ---------------      ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        2,771             (136,964)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                62,638              218,543
                                                       ---------------      ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $        65,409      $        81,579
                                                       ===============      ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                             $        11,538      $        10,385
                                                       ===============      ===============
  Income taxes                                         $         2,400      $         1,200
                                                       ===============      ===============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis

In this first quarter of fiscal year 1998, Diagnon realized net income of $986.

On June 11, 1997, the Company was granted United States Department of Agriculture approval to sell and distribute the oral/IV version of its equine immunoglobulin product, Lyphomune(R). Previously, Lyphomune(R) could only be administered orally. The highly purified equine IgG is used for treatment for Failure of Passive Transfer (FPT) of immunity in newborn foals. During the first twenty-four hours postpartum foals showing symptoms of FPT can be, under normal circumstances, administered IgG orally; however, after twenty-four hours postpartum, the foals, generally, must be treated using intravenous (IV) methods.

To complement the Company's distribution agreement with The Butler Co., Diagnon has entered into Lyphomune(R) distribution agreements with Milburn Distributions, Inc. and Burns Veterinary Supply, Inc. as additional distributors of Lyphomune(R) to veterinary practitioners and with Jeffers Veterinary Supply, Inc. to distribute the product to over-the-counter retail customers. To this date, Diagnon has only sold Lyphomune(R) to veterinarians and the Jeffers agreement represents increased market exposure for the product.

The following developments occurred after the end of the quarter and therefore are not reflected in the results of operations of the quarter:

o On September 30, 1997, the Company's subsidiary, BIOQUAL, Inc., was awarded a National Cancer Institute (NCI) Small Business Innovation Research (SBIR) Grant titled "Nonhuman Primate Model for Helicobacter Pylori Infection". This six month grant totals $100,000.

o Also on September 30, 1997, BIOQUAL was awarded a National Institute of Diabetes and Digestive and Kidney Diseases SBIR Grant titled "Identification of Helicobacter pylori Protective Antigens". The six month grant totals $99,673.

o On October 1, 1997, BIOQUAL was awarded and began work on the sole source renewal of the NCI contract "Facility for Preparing and Housing Virus Infected Mice, Genetically Manipulated Mice and Chimeric Mice". This four year contract totals $3,161,223.

Results of Operations

For the three months of operations ended August 31, 1997 (the Company's first quarter), Contract Revenues increased by 2.0% compared to the first quarter of fiscal year 1997 (FY97) while Product Sales were relatively the same. Contract Operating Expenses increased 2.1% compared to the first quarter of FY97 primarily due to increased contract activity. Cost of Goods Sold increased to $16,478 from $620 in the first quarter of FY97. This increase was primarily due to the expensing, from inventory, of 147 units of Lyphomune(R) used in a sales promotion. Research and Development (R&D) expenses increased to $117,850 compared to $81,733 in the first quarter of FY97. This increase was primarily due to increased costs associated with the Company's ongoing Helicobacter pylori research program. General and Administrative (G&A) Expenses decreased 3.3% compared to the first quarter of FY97 primarily due to a temporary reduction of staff compensation during this quarter. Total Operating Expenses increased 3.3% due to the above.

Operating Income decreased 68.9% compared to the prior year as Total Operating Expenses increased at a greater rate than Total Revenues and Sales. The operating expense increase was primarily due to the increases in Cost of Goods Sold and R&D expenses mentioned above.

For this quarter, Diagnon had Interest Expense of $12,121 compared to Interest Expense of $11,815 in the prior year.

Liquidity and Capital Resources

Assets

The changes in Cash and Cash Equivalents are detailed in the Statements of Consolidated Cash Flows on page 4. Total Assets increased $62,576 as compared to May 31, 1997. This increase is primarily attributable to 1) an increase in Fixed Assets, net of Accumulated Depreciation and Amortization of $110,889, reflecting fixed asset purchases of $181,266 (mainly nonhuman primate enclosures) offset by depreciation and amortization of $70,377 during this quarter, and 2) Prepaid Expenses increased $70,703 primarily due to the prepayment of $17,400 in life insurance premiums, $18,000 in business insurance premiums, a $25,000 salary advance to the President during the negotiation of his employment agreement, and the prepayment of $7,000 in real estate and personal property taxes.

The increase above is partially offset by a decrease in Accounts Receivable of $66,237 consisting primarily of 1) a decrease of $82,929 to Unbilled Accounts Receivable reflecting a decrease in prior year unbilled direct costs of $125,440 that were billed in June 1997 and an increase in reimbursable indirect rate variances of $42,511 during this quarter, 2) an increase of $42,860 to Trade Receivables, and 3) a $26,168 decrease to Other Accounts Receivable due to the collection of a prior year receivable from the Medical Center Dr. facility landlord. Other Noncurrent Assets decreased $54,000 due to the completion of a nonhuman primate housing unit order from the previous fiscal year.

Liabilities

In the first three months of operations, Total Liabilities increased $61,590 as compared to May 31, 1997. This increase is primarily attributable to an increase to Borrowings Under Line-of-Credit of $256,449 reflecting the increase in Fixed Assets and Prepaid Expenses stated above.

The above increase is partially offset by 1) a decrease in Accounts Payable of $31,900, 2) a decrease in Accrued Compensation and Related Costs of $121,619 reflecting a shorter accrual period this quarter when compared to the prior year end, and 3) payments totalling $30,005 on capital leases reducing Long-Term Debt.

The Company believes it has sufficient cash and financing sources to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

PART II.  Other Information

Item 1.  LEGAL PROCEEDINGS

On September 3, 1997 Lourdes Weisgerber, a former employee, filed a Complaint in The United States District Court for the District of Maryland (Southern Division) Case No. PJM 972970 alleging that BIOQUAL, Inc. violated her employment rights under the American With Disabilities Act. This allegation was previously reported as an administrative law matter within the Equal Employment Opportunity Commission (EEOC) and the Montgomery County Human Relations Commission. The joint investigation conducted by the Montgomery County Human Relations Commission found no discrimination. Ms. Weisgerber asked for and received a Notice of Right to Sue upon the dismissal of the administrative complaint by Montgomery County and the EEOC. The Plaintiff has sued for backpay, emotional distress, pain and suffering, punitive damages, and attorneys' fees and costs. While the Company intends to defend this action vigorously and believes that it will not have a material effect on its financial condition, it can not give any assurance of the results of this pending litigation.

Item 6.  EXHIBITS

              (10) Government Contracts.

 1.  Title:            Facility for Preparing  and
                       Housing Virus Infected Mice,
                       Genetically Manipulated Mice,
                       and Chimeric Mice.
     Institute:        National Cancer Institute
     Dates Funded:     10/1/97 - 9/30/01

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DIAGNON CORPORATION

DATE  October 14, 1997                       /s/ John C. Landon, Ph.D.
     --------------------                    -------------------------
                                             Chairman of the Board,
                                             President and Chief Executive
                                             Officer

DATE  October 14, 1997                       /s/ Michael P. O'Flaherty
     --------------------                    -------------------------
                                             Chief Operating Officer and
                                             Secretary

DATE  October 14, 1997                       /s/ David A. Newcomer
     --------------------                    -------------------------
                                             Chief Financial Officer

                                    EXHIBITS

              (10)      Government Contracts.

 1.  Title:            Facility for Preparing  and
                       Housing Virus Infected Mice,
                       Genetically Manipulated Mice, and
                       Chimeric Mice.

     Institute:        National Cancer Institute
     Dates Funded:     10/1/97 - 9/30/01

                                                                                                                  OMB NO. 0990-0115
====================================================================================================================================
                                         1. THIS CONTRACT IS A RATED ORDER                RATING                PAGE    OF    PAGES
        AWARD/CONTRACT                      UNDER DPAS (15 CFR 350)                                               1             25
------------------------------------------------------------------------------------------------------------------------------------
2. CONTRACT (Proc. Inst Ident.) NO.      3. EFFECTIVE DATE                   4. REQUISITION PURCHASE REQUEST/PROJECT NO.
N02-BC-81041                                  10/01/97
------------------------------------------------------------------------------------------------------------------------------------
5. ISSUED BY          CODE     261981041         6. ADMINISTERED BY (If other than item 5)                 CODE
                           ------------------                                                                   --------------------
National Cancer Institute                           Experimental Immunology
Research Contracts Branch, CECS
Executive Plaza South, Room 620
9000 Rockville Pike MSC 7224                        Division of Basic Sciences
Bethesda Maryland 20892-7224                        (RFP No. N02BC71041-21)
------------------------------------------------------------------------------------------------------------------------------------
7. NAME AND ADDRESS OF THE CONTRACTOR (No., street, city, county, State and ZIP Code)       8. DELIVERY
                                                                                               [X] FOB Destination  [ ] FOB Origin
Bioqual, Inc.                                                                               ----------------------------------------
9600 Medical Center Drive                                                                   9. DISCOUNT FOR PROMPT PAYMENT
Rockville, Maryland 20850-3336
                                                                                            ----------------------------------------
                                                                                            10. SUBMIT INVOICES        ITEM

                                                                                            (4 copies unless otherwise
                                                                                             specified)
PLACE OF PERFORMANCE:  Rockville, Maryland                                                  TO THE ADDRESS SHOWN IN
-------------------------------------------------------------------------------------------                            SEE SECTION G
CODE                                    FACILITY CODE                                                 (RIGHT ARROW)    ARTICLE G.

------------------------------------------------------------------------------------------------------------------------------------
11. SHIP TO/MARK FOR                    CODE                       12. PAYMENT WILL BE MADE BY        CODE
  SEE SECTION F, ARTICLE F.1.                                         SEE SECTION G, ARTICLE G.3.         --------------------------
------------------------------------------------------------------------------------------------------------------------------------
13. AUTHORITY FOR USING OTHER THAN FULL AND OPEN COMPETITION       14. ACCOUNTING AND APPROPRIATION DATA
                                                                        CAN1 88322363                TIN 1521244771A1
                                                                             ----------------            ---------------
    [ ] 10 U.S.C. 2304(c) (    )       [X] 41 U.S.C. 253(c) (1)         CAN2                     DOC NO. N2BC81041A
                                                                             ----------------            ---------------
                                                                     OC CODE  25.2E                  LOC
                                                                             ----------------            ---------------
------------------------------------------------------------------------------------------------------------------------------------
15A. ITEM NO.             15B. SUPPLIES/SERVICES                    15C. QUANTITY   15D. UNIT     15E. UNIT PRICE     15F. AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
  TITLE:              Facility for Preparing and Housing Virus Infected Mice, Genetically Manipulated Mice  CAN1:   $    744,748
                      and Chimeric Mice                                                                     CAN2:   $
                                                                                                                   -----------------
  CURRENT OBLIGATION:                                                                                               $    744,748
  CONTRACT PERIOD:    10/01/97 through 09/30/98                                                                     $
  CONTRACT TYPE:      Cost-Plus Fixed Fee, COMPLETION                                                               $
------------------------------------------------------------------------------------------------------------------------------------
                                                                    15G. TOTAL AMOUNT OF CONTRACT                   $    744,748
------------------------------------------------------------------------------------------------------------------------------------
                                                        16. TABLE OF CONTENTS
------------------------------------------------------------------------------------------------------------------------------------
(X) SEC.             DESCRIPTION                  PAGE(S)         (X) SEC.                   DESCRIPTION                  PAGE(S)
------------------------------------------------------------------------------------------------------------------------------------
                PART I--THE SCHEDULE                                                  PART II--CONTRACT CLAUSES
------------------------------------------------------------------------------------------------------------------------------------
 X   A    SOLICITATION/CONTRACT FORM                1              X   I      CONTRACT CLAUSES                              19
------------------------------------------------------------------------------------------------------------------------------------
 X   B    SUPPLIES OF SERVICES AND PRICES/COSTS     4               PART III--LIST OF DOCUMENTS, EXHIBITS AND OTHER ATTACH
------------------------------------------------------------------------------------------------------------------------------------
 X   C    DESCRIPTION/SPECS./WORK STATEMENT         6              X   J      LIST OF ATTACHMENTS                           24
------------------------------------------------------------------------------------------------------------------------------------
 X   D    PACKAGING AND MARKING                     12              PART IV--REPRESENTATIONS AND INSTRUCTIONS
------------------------------------------------------------------------------------------------------------------------------------
 X   E    INSPECTION AND ACCEPTANCE                 12                        REPRESENTATIONS, CERTIFICATIONS AND
-----------------------------------------------------------------  X   K                                                    25
 X   F    DELIVERIES OR PERFORMANCE                 13                        OTHER STATEMENTS OF OFFERORS
------------------------------------------------------------------------------------------------------------------------------------
 X   G    CONTRACT ADMINISTRATION DATA              14            [ ]  L      INSTRS., CONDS., AND NOTICES TO OFFERORS
------------------------------------------------------------------------------------------------------------------------------------
 X   H    SPECIAL CONTRACT REQUIREMENTS             17            [ ]  M      EVALUATION FACTORS FOR AWARD
------------------------------------------------------------------------------------------------------------------------------------
                                   CONTRACTING OFFICER WILL COMPLETE ITEM 17 OR 18 AS APPLICABLE
------------------------------------------------------------------------------------------------------------------------------------
17. [X] CONTRACTORS NEGOTIATED AGREEMENT (Contractor is required         18. [ ] AWARD (Contractor is not required to sign this
to sign this document and return  1  copies to issuing office.)          document.)
Contractor agrees to furnish and deliver all items or perform all        Your offer on Solicitation Number ________________________
the services set forth or otherwise identified above and on any          including the additions or changes made by you which
continuation sheets for the consideration stated herein. The rights      additions or changes are set forth in full above, is herein
and obligations of the parties to this contract shall be subject to      accepted as to the items listed above and on any continu-
and governed by the following documents: (a) this award/contract,        ation sheets. This award consummates the contract which
(b) the solicitation, if any, and (c) such provisions, representations,  consists of the following documents: (a) the Government's
certifications, specifications, as are attached or incorporated by       solicitation and your offer and (b) this award/contract.
reference herein. (Attachments are listed herein.)                       No further contractual document is necessary.
------------------------------------------------------------------------------------------------------------------------------------
19A. NAME AND TITLE OF SIGNER (Type or print)                            20A. NAME OF CONTRACTING OFFICER

/s/ Michael P. O'Flaherty  COO                                           BARBARA A. SHADRICK
------------------------------------------------------------------------------------------------------------------------------------
19B. NAME OF CONTRACTOR             19C. DATE SIGNED                     20B. UNITED STATES OF AMERICA            20C. DATE SIGNED

     BY /s/ Michael P. O'Flaherty        9/29/97                              BY /s/ Barbara A. Shadrick                 10/1/97
       --------------------------                                                --------------------------
       (Signature of person                                                      (Signature of Contracting
        authorized to sign)                                                       Officer)
------------------------------------------------------------------------------------------------------------------------------------
NSN 7540-01-152-8069                                               26-107                         STANDARD FORM 26 (REV. 4-85)
PREVIOUS EDITION UNUSABLE                                                                         Prescribed by GSA
                                                         GPO : 1985 O - 461-275 (418)             FAR (48 CFR) 53.214(a)

                                                       Contract No. N02-BC-81041
                                                                          Page 2

                      DETAILED TABLE OF CONTRACT CONTENTS

PART I - THE SCHEDULE

         SECTION A - SOLICITATION/CONTRACT FORM

         SECTION B - SUPPLIES OR SERVICES AND PRICES/COSTS.....................................4

                  ARTICLE B.1. BRIEF DESCRIPTION OF SUPPLIES OR SERVICES.......................4
                  ARTICLE B.2. ESTIMATED COST AND FIXED FEE....................................4
                  ARTICLE B.3. PROVISIONS APPLICABLE TO DIRECT COSTS...........................5
                  ARTICLE B.4. ADVANCE UNDERSTANDINGS..........................................5

         SECTION C - DESCRIPTION/SPECIFICATIONS/WORK STATEMENT.................................6

                  ARTICLE C.1. STATEMENT OF WORK...............................................6
                  ARTICLE C.2. REPORTING REQUIREMENTS.........................................11

         SECTION D - PACKAGING, MARKING AND SHIPPING..........................................12

         SECTION E - INSPECTION AND ACCEPTANCE................................................12

         SECTION F - DELIVERIES...............................................................13

         SECTION G - CONTRACT ADMINISTRATION DATA.............................................14

                  ARTICLE G.1. PROJECT OFFICER................................................14
                  ARTICLE G.2. KEY PERSONNEL..................................................15
                  ARTICLE G.3.  INVOICE SUBMISSION/CONTRACT FINANCING REQUEST AND
                                      CONTRACT FINANCIAL REPORT...............................15
                  ARTICLE G.4. INDIRECT COST RATES............................................16
                  ARTICLE G.5. GOVERNMENT PROPERTY............................................16
                  ARTICLE G.6. POST AWARD EVALUATION OF PAST PERFORMANCE......................17

         SECTION H - SPECIAL CONTRACT REQUIREMENTS............................................17

                  ARTICLE H.1. REIMBURSEMENT OF COSTS FOR INDEPENDENT RESEARCH AND
                                     DEVELOPMENT PROJECTS.....................................17
                  ARTICLE H.2. HUMAN SUBJECTS.................................................18
                  ARTICLE H.3. INTRODUCTION OF RODENTS AND RODENT PRODUCTS....................18
                  ARTICLE H.4. ANIMAL WELFARE ASSURANCE.......................................18
                  ARTICLE H.5. OPTION PROVISION...............................................18
                  ARTICLE H.6. REPORTING MATTERS INVOLVING FRAUD, WASTE AND ABUSE.............18

                                                       Contract No. N02-BC-81041
                                                                          Page 3

PART II - CONTRACT CLAUSES....................................................................19

      SECTION I - CONTRACT CLAUSES............................................................19

             ARTICLE I.1. GENERAL CLAUSES FOR A COST-REIMBURSEMENT SERVICE CONTRACT ..........19
             ARTICLE I.2. AUTHORIZED SUBSTITUTION OF CLAUSES..................................22
             ARTICLE I.3. ADDITIONAL CONTRACT CLAUSES.........................................23
             ARTICLE I.4. ADDITIONAL FAR CONTRACT CLAUSES INCLUDED IN FULL TEXT...............23

PART III......................................................................................24

      SECTION J - LIST OF ATTACHMENTS.........................................................24

             1.  Invoice/Financing Request and Contract Financial Reporting Instructions
                 for NIH Cost-Reimbursement Type Contracts....................................24
             2.  Safety and Health............................................................24
             3.  Procurement of Certain Equipment.............................................24
             4.  Government Property - Schedule II-A..........................................24
             5   Pathology Report.............................................................24
             6.  Animal Health Diagnostic Serology Submission Form............................25
             7.  Animal Health Diagnostic Request Form........................................25
             8.  Introduction of Rodents and Rodent Products, NIH Manual 3043-1...............25
             9.  Application for Permit to Introduce Rodent and Rodent Produce, NIH 2369-1....25
             10. Permit to Introduce Rodents and Rodent Products, NIH 2369-2..................25
             11. Material Transfer Agreement..................................................25
             12. Animal Inventory Summary.....................................................25
             13. Animal Mortality Sheet.......................................................25

PART IV.......................................................................................25

      SECTION K - REPRESENTATIONS AND CERTIFICATIONS..........................................25

             Representations and Certifications...............................................25
             Animal Welfare Assurance Number..................................................25

                                                       Contract No. N02-BC-81041
                                                                          Page 4

SECTION B - SUPPLIES OR SERVICES AND PRICES/COSTS

ARTICLE B.1. BRIEF DESCRIPTION OF SUPPLIES OR SERVICES

The Contractor shall provide an animal facility which shall be capable of: (1) maintaining a colony of mice to support ongoing research in the areas of immunobiology, immunogenetics, tumor biology and diagnosis and transplantation;
(2) breeding special strains of mice; and (3) providing a technical staff to perform animal manipulations. All animals will be supplied by the Government except sentinel mice.

ARTICLE B.2. ESTIMATED COST AND FIXED FEE

a.    The estimated cost of the base year of this contract is $696,026.

b. The fixed fee for the base year of this contract is $48,722. The fixed fee shall be paid in installments based on the percentage of completion of work, as determined by the Contracting Officer, and subject to the withholding provisions of the clauses ALLOWABLE COST AND PAYMENT and FIXED FEE referenced in the General Clause Listing in Part II, ARTICLE I.1. of this contract. Payment of fixed fee shall not be made in less than monthly increments.

c. The Government's obligation, represented by the sum of the estimated cost plus the fixed fee for the base year of this contract is $744,748.

d. If the Government exercises its option pursuant to ARTICLE H.5. of this contract, the Government's obligation represented by the sum of the estimated cost plus the fixed fee of this contract will be increased as follows:

                                                                              Estimated Cost       Effective
             Option Period                  Estimated Cost    Fixed Fee       Plus Fixed Fee          Date
             -------------                  --------------    ---------       --------------         -------
             Option 1 (12 months)             $ 724,541        $ 50,718          $ 775,259          10/01/1998
             Option 2 (12 months)             $ 752,980        $ 52,709          $ 805,689          10/01/1999
             Option 3 (6 months)              $ 386,056        $ 27,024          $ 413,080          10/01/2000
             Option 4 (6 months)              $ 394,810        $ 27,637          $ 422,447          04/01/2001
                                              ---------        --------          ---------
             TOTAL                           $2,954,414        $206,809         $3,161,223
             (Including Base Year)

e. Total funds currently available for payment and allotted to this contract are $744,748 of which $696,026 represents the estimated costs, and of which $48,722 represents the fixed fee. For further provisions on funding, see the LIMITATION OF FUNDS clause referenced in Part II, ARTICLE I.2. Authorized Substitutions of Clauses.

f. It is estimated that the amount currently allotted will cover performance of the contract through September 30, 1998.

g. The Contracting Officer may allot additional funds to the contract without the concurrence of the Contractor.

                                                       Contract No. N02-BC-81041
                                                                          Page 5

ARTICLE B.3. PROVISIONS APPLICABLE TO DIRECT COSTS

a.    Items Unallowable Unless Otherwise Provided

      Notwithstanding the clauses, ALLOWABLE COST AND PAYMENT and FIXED FEE, incorporated in this contract by reference, unless authorized in writing by the Contracting Officer, the costs of the following items or activities shall be unallowable as direct costs:

      (1) Acquisition, by purchase or lease, of any interest in real property;

      (2)    Special rearrangement or alteration of facilities;

      (3) Purchase or lease of any item of general purpose office furniture or office equipment regardless of dollar value. (General purpose equipment is defined as any items of personal property which are usable for purposes other than research, such as office equipment and furnishings, pocket calculators, etc.). All requests for computer equipment shall be screened to ensure compliance with EPA Energy Star requirements.

      (4)    Travel to attend general scientific meetings;

      (5)    Foreign travel - (Not applicable)

      (6)    Patient care costs;

      (7) Accountable Government property (defined as both real and personal property with an acquisition cost of $1,000 or more and a life expectancy of more than two years) and "sensitive items" (defined and listed in the Contractor's Guide for Control of Government Property) 1990, regardless of acquisition value.

      (8)    Consultants; and

      (9)    Subcontracts.

ARTICLE B.4. ADVANCE UNDERSTANDINGS

Other provisions of this contract notwithstanding, approval of the following items within the limits set forth is hereby granted without further authorization from the Contracting Officer.

a.    Overtime

      Overtime (premium) pay for the animal caretaker staff not to exceed a total of:

                           Base Year:       $1,997 (effective 10/01/1997)
                           Option 1:        $2,097 (effective 10101/1998)
                           Option 2:        $2,202 (effective 10/01/1999)
                           Option 3:        $1,138 (effective 10/01/2000)
                           Option 4:        $1,157 (effective 04/01/2001)
                                            ______
                 Total (not to exceed):     $8,580

                                                       Contract No. N02-BC-81041
                                                                          Page 6

b.    Consultants

      Consultant fee to be paid to the following individual:

                                                                Total Cost
                                     Rate     Number of      Including Travel                           Effective
             Name                  Per Hour     Hours          Not to Exceed           Period              Date
             ----                  --------   ---------      ----------------          ------           ----------
      Robert J. Russell, DVM        $60.00       104              $ 6,240              Base Year        10/01/1997
                                    $60.00       104              $ 6,240              Option 1         10/01/1998
                                    $60.00       104              $ 6,240              Option 2         10/01/1999
                                    $60.00        52              $ 3,120              Option 3         10/01/2000
                                    $60.00        52              $ 3,120              Option 4         04/01/2001
                                                 ---              -------
             Totals (not to exceed):             416              $24,960

SECTION C - DESCRIPTION/SPECIFICATIONS/WORK STATEMENT

ARTICLE C.1. STATEMENT OF WORK

Independently and not as an agent of the Government, the Contractor shall furnish all the necessary services, qualified personnel, material, equipment, and facilities, not otherwise provided by the Government as needed to perform the Statement of Work below:

a.    Animal Maintenance and Space Requirements

      1) The Contractor shall supply animal care and maintenance for approximately 3,000 - 4,000 mice according to standards outlined in the Guide for the Care and Use of Laboratory Animals as published in DHHS Publication No. (NIH 86-23), the Public Health Service Policy on Humane Care and Use of Laboratory Animals (September
             1986) and the Animal Welfare Act in 1976 and amendments thereto. The animals shall be maintained in microisolator cages in a contiguous multi-roomed facility that shall include the following:

             a) One separate room to receive and hold stock mice. Air pressure in this room shall be positive with respect to corridors.

             b) A separate room for housing mice which have been irradiated and injected with cells. Air pressure in this room shall be positive with respect to corridors.

             c) A separate small laboratory for preparing and injecting cells into irradiated mice, which is adjacent to b), above. This laboratory shall be equipped with sink, work benches, chairs, one centrifuge, one refrigerator (approximately 10 cu. Ft.), one water bath, one CO2 incubator, one 20o freezer, one binocular microscope and hemacytometers.

             d) One separate room for housing severe combined immune deficiency (SCID) mice and mice involved in transgenic experiments. Air pressure in this room shall be positive with respect to corridors.

             e) One separate room for housing mice which have been infected with murine viruses. Air pressure in this room shall be negative to the corridors with respect to the rest of the facility.

                                                       Contract No. N02-BC-81041
                                                                          Page 7

             f) One small laboratory which adjoins the virus mouse room described above in e). The lab shall contain sink, work bench, chairs, one refrigerator (at least 16 cu. ft.), one -70 degrees C freezer, one water bath, one CO2 incubator, one centrifuge, one 4-ft. Biosafety Cabinet, one binocular microscope, one egg incubator for culturing viruses and hemacytometers. This laboratory and biohazard hood are to be suitable for working with murine viruses.

             g) All animal rooms shall be equipped with either biosafety cabinets or laminar flow change stations and all cage changing shall occur in these units.

             h) Space to house one Gammacell 40 137Cs Irradiation Unit (provided by the Government) and shall be responsible for the safe use and monitoring of this irradiator. This irradiator shall be located in a room separate from the animals and shall be used solely for this contract.

             i) Virus-free rooms and virus-positive rooms shall be separated by, and separate from, the cleaning area and air flow shall be in the direction of virus-free to virus-positive areas. The cleaning area shall contain mouse cage, bottle and rack washer and shall be used for cleaning and sterilizing equipment. The cleaning area shall also be equipped with an autoclave, installed in such a way that all equipment and supplies coming out of the virus-positive areas shall pass through the autoclave before entering the cleaning area. The cleaning area shall also have an area for removing clothing of personnel working in the virus-positive area, and a shower.

             j) Rooms utilized by this contract shall be used exclusively for the mice maintained by this contract.

      2) The Contractor shall test for common pathogens in the rodents. The mice shall be maintained as a conventional colony, rather than as specific pathogen free. Routine screening of all mice in the colony shall be performed at three-month or more frequent intervals, as follows:

             a) Sentinel mice, provided by the Contractor, shall be used to screen for viral and bacterial pathogens, ova and parasites, mites, pinworms, Giardia and mycoplasma.

             b) Notify the Project Officer, within 72 hours, of any animals exhibiting disease.

             c) Sentinel animals shall be submitted in accordance with SECTION F - DELIVERIES for testing described in 2)a), above. Test results from the NCI will be provided to the Contractor.

      3) The Contractor shall submit all diseased animals identified within the holding colony in accordance with SECTION F - DELIVERIES. The NCI will be responsible for performing autopsies and carrying out pathologic examinations of tissues in order to determine the basis for the disease. Results of the autopsies and pathologic examinations will be provided by NCI to the Contractor.

      4) The Contractor shall, in accordance with the delivery schedule, provide the Project Officer with the results of all autopsies or other diagnostic tests performed in 2)a) and 3), above. Autopsy and test results shall be submitted in accordance with the delivery schedule and in the formats specified in Pathology Report (ATTACHMENT 5), Animal Health Diagnostic Serology Submission Form (ATTACHMENT 6) and Animal Health Diagnostic Request Form (ATTACHMENT 7).

      5) The Contractor shall follow the procedures listed below for introducing new mice from non-approved sources into the colony. Animals entering the colony from approved sources shall not require quarantine. A current list of approved sources shall be provided from time to time by the Project Officer. The Contractor shall comply with the policies stated in NIH Manual Chapter 3043-1, Introduction of Rodents and Rodent Products, incorporated herein as ATTACHMENT 8.

                                                       Contract No. N02-BC-81041
                                                                          Page 8

             a) The Contractor shall obtain a history of all incoming mice prior to admission to the quarantine facility. Mice coming from outside facilities with a history of ectromelia, lymphocytic choriomeningitis or other serious infections shall not be admitted.

             b) Mice from non-approved sources shall be maintained in micro isolators in a room used only for mouse quarantine. The mice shall be in contact with sentinel mice through the use of mixed bedding. Mice shall be maintained in quarantine for a sufficient period to ensure the absence of infection with ectromelia and lymphocytic choriomeningitis and to evaluate their potential disease status before they are placed in the holding rooms. Sentinel mice shall be submitted to the NCI in accordance with SECTION F - DELIVERIES for the above testing. Test results from the NCI will be provided to the Contractor.

             c) Technicians working with the mice in the virus-positive room shall wear a gown, gloves and foot coverings and shall not enter any rooms in the conventional colony after working in the virus- positive facility on that day.

             d) No mice shall be introduced into the colony without the specific approval of the Project Officer.

      6) Maintenance requirements:

             a) All animal care and laboratory personnel shall change into clean lab clothing (including shirt, pants and shoes) upon entering the facility, prior to performing assigned tasks. Gloves and face masks must be worn by all Contractor staff when handling animals. In the event of disease outbreak, disposable gowns, shoe covers, bouffant caps, gloves and face masks shall be worn by all employees working in the infected area. The Contractor shall take precautions, approved by the Project Officer, to avoid contamination of mice in the colony with diseases from any other animals maintained by the Contractor.

             b) Feed shall be a standard mouse ration as prepared by a reputable commercial company, unless other arrangements are approved by the Project Officer.

             c) The Contractor shall discard old feed in animal cages no less than once a week.

             d) The Contractor shall thoroughly wash all cages, racks and feeding apparatuses at least once a week, using appropriate detergents and water at no less than 180 degrees Fahrenheit. The watering apparatus shall be washed twice a week using appropriate detergents and water at no less than 180 degrees Fahrenheit.

             e) The Contractor shall mop all animal rooms and hallways daily. The mop head shall be changed at least once a month.

             f) The Contractor shall wash each animal room every month according to the following procedures:

                   (1) All equipment shall be moved out of the room into the
                       central corridor and the floor swept thoroughly.

                   (2) Ceilings and walls shall be washed using an appropriate cleaning solution.

                   (3) Ceilings and walls shall be rinsed thoroughly with clean water.

                   (4) Excess water shall be removed from the floors.

                                                       Contract No. N02-BC-81041
                                                                          Page 9

                   (5) An appropriate disinfectant shall be applied to the ceilings and all walls, allowing the solution to dry (SHALL NOT RINSE).

             g) the ambient temperature of the colony shall be maintained year round at 74 degrees +/- 3 degrees Fahrenheit with monitored alarm system for temperatures above 85 degrees Fahrenheit. The Contractor shall maintain a plan for immediate correction of ambient temperature outside the specified range that is satisfactory to the Project Officer. Relative humidity of the colony shall be maintained year round at 50% +/- 10%.

             h)    Cage litter shall be changed at least once a week.

             i) The ventilation system in each animal room shall provide for 10 air changes per hour.

             j) Animal drinking water shall be acidified to six parts per million (ppm) (pH 2.5-3.0) with Hydrochloric Acid.

             k) Animal care supplies and feed shall not be stored in the animal holding rooms of the colony.

      7)     Shipping:

             a) The Contractor shall provide, in accordance with the delivery schedule, for the rapid exchange of animals and reagents between the Contractor's facility and the Experimental Immunology Branch (EIB) laboratories and animal facilities in Building 10 on the National Institutes of Health (NIH) campus, in a vehicle designed to maintain reasonable temperature in summer and winter (75 degrees +/- 5 degrees Fahrenheit). Reagents shall be shipped on wet ice, dry ice or liquid nitrogen, as required by the Project Officer. Reagent shipments shall not exceed the trip requirements for animals and these shipments may be done simultaneously.

             b) The Contractor shall provide two (2) trips per day, Monday through Friday, except Government holidays, between the colony and the EIB laboratories and animal facilities on the NIH campus (Building 10, 9000 Rockville Pike, Bethesda, Maryland 20892).

             c) To meet requirements of the experiments, arrival times of the shipments in a.7)b), above, will be specified by the Project Officer, approximately 8:00 a.m. and 1:30 p.m. The Project Officer may call in requests for animals or reagents as late as 4:00 p.m. the day before a morning shipment or as late as 11:00 a.m. on the morning of an afternoon shipment.

             d) The Contractor shall ship mice and reagents in accordance with the delivery schedule to investigators outside of NIH at the direction of the Project Officer. The cost of shipments to other investigators shall be at the expense of the recipient, unless specified otherwise by the Project Officer. The Contractor shall process and maintain Material Transfer Agreements, incorporated herein as ATTACHMENT 11, on shipments to other investigators, as specified by the Project Officer. Directions for shipping mice will be specified by the Project Officer, such as the need to inform the recipient about the health of the mice at the Contractor's facility prior to shipment. The Contractor shall be responsible for appropriately packing the shipments and arranging for shipment from the Contractors facility. The Government will pay for these shipments.

b.    Mouse Breeding

      1) The Contractor shall breed mice according to standard production procedures, as opposed to pedigree breeding, as required by the Project Officer. The Contractor shall maintain up to 300 cages of breeding mice and segregate offspring as required by the Project Officer. These mice are included in the totals listed in paragraph a.1), above.

                                                       Contract No. N02-BC-81041
                                                                         Page 10

      2) The Contractor shall pair mice for breeding at the direction of the Project Officer. Mouse pairings requested for breeding shall be established within seven calendar days of the Project Officer's request.

      3) The Contractor shall carry gut special procedures as requested by the Project Officer, including the use of micro isolator cages for breeding, setting up timed pregnancies, ear-tagging parents and progeny, sacrificing progeny and collecting tail snips or peripheral blood leukocytes.

      4) The Contractor shall inspect cages at least three times a week. If in any cage the production of lifters has stopped for a period of two months, the cage shall be labeled as nonproductive and the Project Officer shall be notified in writing or verbally within seven calendar days.

C.    Experimental Procedures

      Perform experimental procedures as directed by the Project Officer, including, but not limited to, the following:

      1) Adoptive transfer of spleen and/or lymph node cells (5 to 50x10 to the sixth power/recipient) (prepared by the Contractor) into either unirradiated or irradiated recipient mice.

      2) Exposure of mice to g-irradiation, preparation of bone marrow cell suspensions and i.v. inoculation of bone marrow cells (1 to 3x10 to the seventh power/recipient) into irradiated recipients (bone marrow chimeria preparation).

      3) Sterile preparation of lymphoid cell suspensions. The white blood cell samples may be stained for fluorescence analysis.

      4)     The bleeding and preparation of mouse serum samples.

      5)     Intra-peritoneal injections.

      6)     Subcutaneous injections.

      7)     Foot pad inoculations.

      8)     Thymectomies.

      9)     Acites preparations in mice.

      10) Foster nursing of mice for exposure to murine mammary tumor viruses.

      11)    Injection of mice with murine retroviruses.

      12)    Harvesting milk from pregnant mice.

      13) Performance of survival surgery to remove mammary glands from pregnant mice.

      14) Preparation of pseudo-pregnant mice and embryo transfer experiments.

      15)    Tail snips.

      16)    Palpation for tumors.

      17)    Growth and harvest of influenza A virus in chicken eggs.

                                                       Contract No. N02-BC-81041
                                                                         Page 11

d.    Meetings

      The Contractor shall provide for frequent (at least once a week) consultation between the Principal Investigator and the Project Officer.

ARTICLE C.2. REPORTING REQUIREMENTS

a.    Technical Reports

      In addition to those reports required by the other terms of this contract, the Contractor shall prepare and submit the following reports in the manner stated below and in accordance with SECTION F - DELIVERIES of this contract:

      1)     Annual Progress Report

             This report shall:

             a) provide a concise summary, not to exceed 200 words, or the progress since the last reporting period;

             b) contain a comprehensive report of progress during the last one-year period including, as a minimum:

                   (1)     the number of animals received;
                   (2)     the number of animals disbursed;
                   (3)     the number of mortalities;
                   (4)     pertinent clinical data on animal tests and diseases;
                   (5) listing of all procedures performed and the numbers of animals used in a particular procedure and the number of times the procedure was performed during the reporting period.

             c)    proposed activity under the contract for the ensuing year.

             Tables, graphs or other methods may be used to organize and summarize data. The first Annual Report shall cover the period October 1, 1997 through September 30,1998, and shall be due on/before the 30th of the month following the anniversary date of the contract(1). Thereafter, Annual Reports shall be due on or before the 30th calendar day following each Annual reporting period.

             (1) If an option is NOT exercised, the Annual Report shall be treated as the Final Report and the information requested in paragraph 2), below, shall be provided on/before the completion date of the contract. An Annual Report will not be required for the period when the Final Report is due.

                                                       Contract No. N02-BC-81041
                                                                         Page 12

             2)    Final Report

                   This report is to include a summation of the work performed and results obtained for the entire contract period of performance. This report shall be in sufficient detail to describe comprehensively the research and accomplishments and the results achieved, covering the entire contract period, including all applicable Option periods. The Final Report shall be submitted in accordance with SECTION F - DELIVERIES of this contract. An Annual Report will not be required for the period when the Final Report is due at the completion of all exercised options.

      b.     Other Reports/Deliverables

             1)    Animal Inventory Summary

                   The Animal Inventory Summary shall contain a summary of the animal inventory and shall be delivered in the format specified in ATTACHMENT 12. This report is to be delivered only to the Project Officer (see SECTION F - DELIVERIES., below).

             2)    Animal Mortality Sheet

                   The Animal Mortality Sheet shall contain data concerning the mortality of animals within the colony and shall be delivered in the format specified in ATTACHMENT 13. This report is to be delivered only to the Project Officer (see SECTION F - DELIVERIES, below).

SECTION D - PACKAGING, MARKING AND SHIPPING

All deliverables required under this contract shall be packaged, marked and shipped in accordance with Government specifications. The Contractor shall guarantee that all required materials shall be delivered in immediate usable and acceptable condition.

SECTION E - INSPECTION AND ACCEPTANCE

a. The Contracting Officer or the duly authorized representative will perform inspection and acceptance of materials and services to be provided.

b.    For the purpose of this ARTICLE, the Project Officer identified in ARTICLE
      G. 1., below, is the authorized representative of the Contracting Officer.

c. Inspection and acceptance will be performed at Building 1O, Room 4B17, National Institutes of Health, Bethesda, Maryland.

      Acceptance may be presumed unless otherwise indicated in writing by the Contracting Officer or the duly authorized representative within 30 days of receipt.

d. This contract incorporates the following clause by reference, with the same force and effect as if it were given in full text. Upon request, the Contracting Officer will make its full text available.

      FAR 52.246-5, INSPECTION OF SERVICES-COST REIMBURSEMENT (APRIL 1984).

                                                       Contract No. N02-BC-81041
                                                                         Page 13

SECTION F - DELIVERIES

Satisfactory performance of the final contract shall be deemed to occur upon delivery and acceptance by the Contracting Officer, or the duly authorized representative, of the following items in accordance with the stated delivery schedule:

a. The items specified below as described in SECTION C. ARTICLE C.2. will be required to be delivered F.O.B. Destination as set forth in FAR 52.247-35, F.O.B. DESTINATION, WITHIN CONSIGNEES PREMISES (APRIL 1984), and in accordance with and by the dates specified below and any specifications stated in SECTION D. PACKAGING, MARKING AND SHIPPING, of the contract:

             Item  Description                       Quantity                   Delivery Schedule
             ----  -----------                       --------                   -----------------
             1)    Annual Progress Report            Original - C.O.            30 calendar days after
                   specified in ARTICLE C.2.         3 Copies - P.O.            each reporting period.

             2)    Final Report specified            Original - C.O.            On/before the completion
                   in ARTICLE C.2.                   3 Copies - P.O.            date of contract.

             3)    Sentinel Animals and              As required.               As directed by the
                   diseased animals specified                                   Project Officer.
                   in ARTICLE C.l., paragraphs
                   a.2), a.3) and a.4).

             4)    Test Results from Sentinel        1 Copy of                  Within 7 calendar days
                   animals as specified in           required form              of performance.
                   ARTICLE C.1., para. a.4).
                   Utilize forms provided as
                   ATTACHMENTS 5, 6 & 7.

             5)    Animal Inventory Summary          2 Copies - P.O.            First report is due 7
                   specified in ARTICLE C.2.,                                   calendar days after the
                   paragraph b.1). Utilize form                                 effective date of the
                   provided as ATTACHMENT 12.                                   contract and every 7
                                                                                calendar days thereafter.

             6)    Animal Mortality List             1 Copy - P.O.              First report is due 7
                   specified in ARTICLE C.2.,                                   calendar days after the
                   paragraph b.2). Utilize form                                 Effective date of the
                   provided as ATTACHMENT 13.                                   contract and every 7
                                                                                calendar days thereafter.

             7)    Animals and Reagents              As directed by             2 per day as specified
                   specified in ARTICLE C.1.,        the P.0.                   in ARTICLE C.1.,
                   paragraph a.7)a).                                            paragraph a.7)a).

             8)    Animals and Reagents              To be shipped to investigators outside of NIH
                   specified in ARTICLE C.1.,        at the direction of the Project Officer.
                   paragraph a.7)d).


                                                       Contract No. N02-BC-81041
                                                                         Page 14

b. The above items shall be addressed and delivered to:

      Originals only of Items 1) and 2), above, shall be addressed and delivered to:

             Contracting Officer
             Cancer Epidemiology Contracts Section
             Research Contracts Branch, OEM
             National Cancer Institute
             Executive Plaza South, Room 620
             6120 Executive Boulevard, MSC 7224
             Bethesda, MD 20892-7224

      The specified number of copies of Items 1), 2), 4), 5), 6) and 7), above, shall be delivered to:

             Project Officer (as identified in Article G. 1.)
             Experimental Immunology Branch
             Division of Basic Sciences
             National Cancer Institute
             Building 10, Room 4B17
             9000 Rockville Pike, MSC 1360
             Bethesda, MD 20892-1360

      Item 3), above, shall be delivered to:

             Senior Manager for Technical Operations
             Animal Health Diagnostic Laboratory
             PRI, Inc.
             Frederick Cancer Research and Development Center (FCRDC)
             Post Office Box B
             Frederick, MD 21702-1201

SECTION G - CONTRACT ADMINISTRATION DATA

ARTICLE G.1. PROJECT OFFICER

The following Project Officer(s) will represent the Government for the purpose of this contract:

             Dr. Gene M. Shearer, Project Officer

The Project Officer is responsible for: (1) monitoring the Contractor's technical progress, including the surveillance and assessment of performance and recommending to the Contracting Officer changes in requirements; (2) interpreting the Statement of Work and any other technical performance requirements; (3) performing technical evaluation as required; (4) performing technical inspections and acceptances required by this contract; and (5) assisting in the resolution of technical problems encountered during performance.

The Contracting Officer is the only person with authority to act as agent of the Government under this contract. Only the Contracting Officer has authority to:
(1) direct or negotiate any changes in the Statement of Work; (2) modify or extend the period of performance; (3) change the delivery schedule; (4) authorize reimbursement to the Contractor any costs incurred during the performance of this contract; or (5) otherwise change any terms and conditions of this contract.

The Government may unilaterally change its Project Officer designation.


                                                       Contract No. N02-BC-81041
                                                                         Page 15

ARTICLE G.2. KEY PERSONNEL

Pursuant to the Key Personnel clause incorporated in this contract, the following individual(s) is/are considered to be essential to the work being performed hereunder:

               NAME                   TITLE
               ----                   -----
             Kinta Diven            Principal Investigator (Project Manager)
             Mary Adams             Senior Laboratory Technician

ARTICLE G.3. INVOICE SUBMISSION/CONTRACT FINANCING REQUEST AND CONTRACT
FINANCIAL REPORT

a. Invoice/Financing Request Instructions and Contract Financial Reporting for NIH Cost-Reimbursement Type Contracts NIH(RC)-4 are attached and made part of this contract. The instructions and the following directions for the submission of invoices/financing request must be followed to meet the requirements of a "proper" payment request pursuant to FAR 32.9.

b. These instructions also provide for the submission of financial and personnel reporting required by HHSAR 342.7002. Unless otherwise stated in that part of the Instructions for Completing Form NIH(RC)-4 (see
      ATTACHMENT 1), all columns A through H shall be completed for each invoice submitted.

c. The Contracting Officer may require the Contractor to submit detailed support for costs contained in one or more interim financial invoices.
      This clause does not supersede the record retention requirements of FAR
      Part 4.7.

d. The contractor agrees to provide a detailed breakdown on invoices of cost and personnel reporting and variances from the negotiated budget in the following cost categories:

      1)     Direct Labor -  List individuals by name, title/position,
                             hourly/annual rate, level of effort, and amount claimed.
      2)     Fringe Benefits
      3)     Sentinel Animals
      4)     Laundry/Clothing
      5)     Cleaning Supplies
      6)     Animal Housing
      7)     Laboratory and Technician Supplies
      8)     Media and Reagents
      9)     Overtime Premium
      10)    Transportation
      11)    Equipment Maintenance
      12)    Consultant Veterinarian
      13)    Total Direct Costs
      14)    Overhead
      15)    Total Direct Cost plus Overhead
      16)    G&A
      17)    Total Cost
      18)    Fixed Fee
      19)    Total Amount Claimed (CPFF)
      20)    Adjustments
      21)    Grand Total


                                                       Contract No. N02-BC-81041
                                                                         Page 16

e. Invoices must include the cumulative total expenses to date, adjusted (as applicable) to reflect any amounts suspended by the Government.

f. The Contractor agrees to immediately notify the Contracting Officer, in writing, if there is an anticipated overrun (any amount) or unexpended balance (greater than 10 percent) of the amount currently allotted to the contract and the reasons for the variance. Also, refer to the requirements of FAR 52.232-20, Limitation of Cost, referenced in the contract.

g. Invoices/financing requests shall be submitted in the form of an original and two copies to the following designated billing office:

             Contracting Officer
             Cancer Epidemiology Contracts Section
             Research Contracts Branch, OEM
             National Cancer Institute, NIH
             Executive Plaza South (EPS), Room 620
             6120 EXECUTIVE BLVD MSC 7224
             BETHESDA MD 20892-7224

h. Inquiries regarding approval of invoices should be directed to the designated billing office, (301) 496-8611.

i. Inquiries regarding actual payment of invoices should be directed to the designated payment office, (301) 496-6452.


ARTICLE G.4. INDIRECT COST RATES

In accordance with Federal Acquisition Regulation (FAR) (48 CFR Chapter 1)
Clause 52.216-7 (d)(2), Allowable Cost and Payment incorporated by reference in this contract in Part II, Section I, the cognizant Contracting Officer responsible for negotiating provisional and/or final indirect cost rates is identified as follows:

      Chief, Division of Financial Advisory Services
      Office of Contract Management, OA
      National Institutes of Health
      6100 EXECUTIVE BLVD ROOM 6BO5 MSC 7540
      BETHESDA MD 20892-7540

These rates are hereby incorporated without further action of the Contracting
Officer.

These rates are hereby incorporated without further action of the Contracting
Officer. The above information notwithstanding, the notifications required to be submitted to the Contracting Officer pursuant to FAR 52.232-22, Limitation of Funds, of this contract shall remain in effect.

ARTICLE G.5. GOVERNMENT PROPERTY

a. In addition to the requirements of the clause, GOVERNMENT PROPERTY, incorporated in Section I of this contract, the Contractor shall comply with the provisions of DHHS Publication, Contractor's Guide for Control of Government Property, (1990), which is incorporated into this contract by reference. Among other issues, this publication provides a summary of the Contractor's responsibilities regarding purchasing authorizations and inventory and reporting requirements under the contract. A copy of this publication is available upon request to the Contract Property
      Administrator.


                                                       Contract No. N02-BC-81041
                                                                         Page 17

      This contracts Contract Property Administrator is:

             David A. Hubbard, II
             Contracts Property Administrator
             Research Contracts Property Administration, NIH
             Building 13, Room 2E-65
             13 SOUTH DR MSC 5748
             BETHESDA MD 20892-5748
             (301) 496-6467

b.    Government Furnished Property - Schedule II-A

      Pursuant to the clause, GOVERNMENT PROPERTY, incorporated in this contract, the Contractor is hereby authorized to retain custody of the property listed in Schedule II-A (ATTACHMENT 4) for use in direct performance of this contract. Accountability for the items listed in
      Schedule II-A is hereby transferred to this contract from predecessor
      Contract No. N02-BC-40537, under which these items were provided by the Government. Title to this property shall remain in the Government.

      The property listed in Schedule II-A shall be dedicated 100% for use under this contract.

ARTICLE G.6. POST AWARD EVALUATION OF PAST PERFORMANCE

Interim and final evaluations of contractor performance shall be conducted on this contract in accordance with OFPP Policy Letter 92-5, issued January 11, 1993 and HHSAR 342.7002(c)(2)(iv). A final performance evaluation shall be completed at the time of completion of work. In addition to the final evaluation, interim evaluations will be prepared by the Project Officer annually to coincide with the anniversary date of the contract.

Interim and final evaluations will be initiated by the Project Officer and submitted to the Contracting Officer. The Contracting Officer will concur by initialing the appropriate block of the NIH Contractor Performance Report, and will submit the document to the Contractor as soon as practicable. The
Contractor will be permitted thirty days to review the document and to submit additional information or a rebutting statement.

SECTION H - SPECIAL CONTRACT REQUIREMENTS

ARTICLE H.l. REIMBURSEMENT OF COSTS FOR INDEPENDENT RESEARCH AND DEVELOPMENT
PROJECTS

The primary purpose of the Public Health Service (PHS) is to support and advance independent research within the scientific community. This support is provided in the form of contracts and grants totaling approximately 7 billion dollars annually. PHS has established effective, time tested and well recognized procedures for stimulating and supporting this independent research by selecting from multitudes of applications those research projects most worthy of support within the constraints of its appropriations. The reimbursement through the indirect cost mechanism of independent research and development costs not incidental to product improvement would circumvent this competitive process.

To ensure that all research and development projects receive similar and equal consideration, all organizations may compete for direct funding of independent research and development projects they consider worthy of support by submitting those projects to the appropriate Public Health Service grant office for review.
Since these projects may be submitted for direct funding, the Contractor agrees that no costs for any independent research and development project, including all applicable indirect costs, will be claimed under this contract.


                                                       Contract No. N02-BC-81041
                                                                         Page 18

ARTICLE H.2. HUMAN SUBJECTS

It is hereby understood and agreed that research involving human subjects shall not be conducted under this contract, and that no material developed, modified, or delivered by or to the Government under this contract, or any subsequent modification of such material, shall be used by the Contractor or made available by the Contractor for use by anyone other than the Government, for experimental or therapeutic use involving humans without the prior written approval of the Contracting Officer.

ARTICLE H.3. INTRODUCTION OF RODENTS AND RODENT PRODUCTS

No rodent or rodent product shall be delivered into the NIH, NCI environment
(NIH) directly, or through collaborative research or holding facilities under contract to NCI except by permit. Direct shipments to NIH from a commercial colony will be considered exempt. Non-exempt sources must be approved by permit issued through the National Center for Research Resources (NCRR). The permit must be obtained by the Contractor prior to the shipment to NIH of the rodents and/or rodent products. The Contractor must be sure that this permit exists and is current before transferring rodents or rodent products into the NIH, NCI environment. Refusal or negligence to do so will be considered a material breach of contract and may be treated as any other such material breach. Applications for permits should be submitted not less than 30 days prior to shipping date to:
NIH Veterinary Resources Branch (VRP), National Center for Research Resources
(NCRR), Scientific Services Branch, Laboratory Sciences Section, Building 28A,
Room 11 1, 28 LIBRARY DR MSC 5210, BETHESDA MD 20892-5210, (301)496-4463.

ARTICLE H.4. ANIMAL WELFARE ASSURANCE

The Contractor shall obtain, prior to the start of any work under this contract, an approved Animal Welfare Assurance from the Office of Protection from Research
Risks (OPRR), Office of the Director, NIH, as required by Section 1-43-30 of the Public Health Service Policy on Humane Care and Use of Laboratory Animals. The
Contractor shall maintain such assurance for the duration of this contract, and any subcontractors performing work under this contract involving the use of animals shall also obtain and maintain an approved Animal Welfare Assurance.

ARTICLE H.5. OPTION PROVISION

Unless the Government exercises its option pursuant to the Option Clause set forth in ARTICLE I.3., the contract will consist only of the work required in accordance with the Statement of Work, as defined in Sections C and F, for the Base Year (Year 1) of the contract. Pursuant to FAR 52.217-9, set forth in
ARTICLE 1.3. of this contract, the Government may, by unilateral contract modification, require the Contractor to perform the work required in accordance with the Statement of Work, as defined in Sections C and F, for Options 1 through 4 (Years 2 through 4) of the of the contract. If the Government exercises these options, notice must be given at least 60 days prior to the expiration date of this contract, and the estimated cost plus fixed fee of the contract will be increased as set forth in ARTICLE B.2.

ARTICLE H.6. REPORTING MATTERS INVOLVING FRAUD, WASTE AND ABUSE

Anyone who becomes aware of the existence or apparent existence of fraud, waste and abuse in NIH funded programs is encouraged to report such matters to the HHS
Inspector General's Office in writing or on the Inspector General's Hotline. The toll free number is 1-800-HHS-TIPS (1-800-447-8477). All telephone calls will be handled confidentially. The e-mail address is Htips@os.dhhs.gov and the mailing address is:


                                                       Contract No. N02-BC-81041
                                                                         Page 19

      Office of Inspector General
      Department of Health and Human Services
      TIPS HOTLINE
      P.O. Box 23489
      Washington, D.C. 20026

Information regarding procedural matters is contained in the NIH Manual Chapter
1754, which is available on (http://www1.od.nih.gov/oma/oma.htm)

                           PART II - CONTRACT CLAUSES

SECTION I - CONTRACT CLAUSES

ARTICLE I.1. GENERAL CLAUSES FOR A COST-REIMBURSEMENT SERVICE CONTRACT - CLAUSES
INCORPORATED BY REFERENCE (APRIL 1984)

This contract incorporates the following clauses by reference, with the same force and effect as if they were given in full text. Upon request, the Contracting Officer will make their full text available [FAR52.252-2 (JUNE
1988)].

a.    FEDERAL ACQUISITION REGULATION (FAR) (48 CFR CHAPTER 1) CLAUSES:

         FAR
      CLAUSE NO.           TITLE AND DATE
      ----------           --------------
      52.202-1             Definitions (OCTOBER 1995)

      52.203-3             Gratuities (Over $100,000) (APRIL 1984)

      52.203-5             Covenant Against Contingent Fees (Over $100,000)
                           (APRIL 1984)

      52.203-6             Restrictions on Subcontractor Sales to the Government
                           (Over $100,000) (JULY 1995)

      52.203-7             Anti-Kickback Procedures (Over $100, 000) (JULY 1995)

      52.203-8             Cancellation, Rescission, and Recovery of Funds for
                           Illegal or Improper Activity (Over $100,000) (JANUARY
                           1997)

      52.203-10            Price or Fee Adjustment for Illegal or Improper
                           Activity (Over $100,000) (JANUARY 1997)

      52.203-12            Limitation on Payments to Influence Certain Federal
                           Transactions (Over $100,000) (JUNE 1997)

      52.204-4             Printing/Copying Double-Sided on Recycled Paper (Over
                           $100,000) (JUNE 1996)

      52.209-6             Protecting the Government's Interests when
                           Subcontracting with Contractors Debarred, Suspended, or Proposed for Debarment (Over $25,000) (JULY 1995)

      52.215-2             Audit and Records - Negotiation (Over $100,000)
                           (AUGUST 1996)


                                                       Contract No. N02-BC-81041
                                                                         Page 20

      52.215-22            Price Reduction for Defective Cost or Pricing Data
                           (OCTOBER 1995)

      52.215-24            Subcontractor Cost or Pricing Data (Over $500,000)
                           (OCTOBER 1995)

      52.215-26            Integrity of Unit Prices (Over $100,000) (JANUARY
                           1997)

      52.215-27            Termination of Defined Benefit Pension Plans (MARCH
                           1996)

      52.215-33            Order of Precedence (JANUARY 1986)

      52.215-39            Reversion or Adjustment of Plans for Post-Retirement
                           Benefits other than Pensions (PRB) (MARCH 1996)

      52.215-40            Notification of Ownership Changes (FEBRUARY 1995)

      52.215-42            Requirements for Cost or Pricing Data or Information
                           Other Than Cost or Pricing Data--Modifications
                           (JANUARY 1997)

      52.216-7             Allowable Cost and Payment (MARCH 1997)

      52.216-8             Fixed Fee (MARCH 1997)

      52.219-8             Utilization of Small, Small Disadvantaged, and
                           Women-Owned Small Business Concerns (Over $100,000)
                           (JUNE 1997)

      52.219-9             Small, Small Disadvantaged, and Women-Owned Small
                           Business Subcontracting Plan (Over $500,000) (AUGUST
                           1996)

      52.219-16            Liquidated Damages - Subcontracting Plan (Over
                           $500,000) (OCTOBER 1995)

      52.222-2             Payment for Overtime Premium (Over $100,000) (JULY
                           1990) (NOTE: The dollar amount in paragraph (a) of this clause is $0 unless otherwise specified in the contract.)

      52.222-3             Convict Labor (AUGUST 1996)

      52.222-26            Equal Opportunity (APRIL 1984)

      52.222-28            EEO Preaward Clearance of Subcontracts (Over
                           $1,000,000) (APRIL 1984)

      52.222-35            Affirmative Action for Special Disabled and Vietnam
                           Era Veterans (APRIL 1984)

      52.222-36            Affirmative Action for Handicapped Workers (APRIL
                           1984)

      52.222-37            Employment Reports on Special Disabled Veterans and
                           Veterans of the Vietnam Era (JANUARY 1988)

      52.223-2             Clean Air and Water (Over $100,000) (APRIL 1984)

      52.223-6             Drug Free Workplace (JANUARY 1997)

      52.223-14            Toxic Chemical Release Reporting (OCTOBER 1996)


                                                       Contract No. N02-BC-81041
                                                                         Page 21

      52.225-11            Restrictions on Certain Foreign Purchases (OCTOBER
                           1996)

      52.227-1             Authorization and Consent (Over $50,000) (JULY 1995)

      52.227-2             Notice and Assistance Regarding Patent and Copyright
                           Infringement (Over $100,000) (AUGUST 1996)

      52.227-3             Patent Indemnity (APRIL 1984)

      52.227-14            Rights in Data - General (JUNE 1987)

      52.232-9             Limitation on Withholding of Payments (APRIL 1984)

      52.232-17            Interest (Over $100,000) (JUNE 1996)

      52.232-20            Limitation of Cost (APRIL 1984)

      52.232-23            Assignment of Claims (JANUARY 1986)

      52.232-25            Prompt Payment (JUNE 1997)

      52.232-33            Mandatory Information for Electronic Funds Transfer
                           Payment (AUGUST 1996)

      52.233-1             Disputes (OCTOBER 1995)

      52.233-3             Protest After Award (AUGUST 1996) With Alternate I
                           (JUNE 1985)

      52.242-1             Notice of Intent to Disallow Costs (APRIL 1984)

      52.242-3             Penalties for Unallowable Costs (Over $500,000)
                           (OCTOBER 1995)

      52.242-4             Certification of Final Indirect Costs (JANUARY 1997)

      52.242-13            Bankruptcy (Over $100,000) (JULY 1995)

      52.243-2             Changes - Cost Reimbursement (AUGUST 1987) Alternate
                           I (APRIL 1984)

      52.244-2             Subcontracts (Cost-Reimbursement and Letter
                           Contracts) (FEBRUARY 1997) *If written consent to subcontract is required, the identified subcontracts are listed in ARTICLE B, Advance Understandings of the contract.

      52.244-5             Competition in Subcontracting (Over $100,000)
                           (DECEMBER 1996)

      52.245-5             Government Property (Cost-Reimbursement, Time and
                           Material, or Labor-Hour Contract) (JANUARY 1986)

      52.246-25            Limitation of Liability - Services (Over $100,000)
                           (FEBRUARY 1997)

      52.249-6             Termination (Cost-Reimbursement) (SEPTEMBER 1996)

      52.249-14            Excusable Delays (APRIL 1984)

      52.253-1             Computer Generated Forms (JANUARY 1991)


                                                       Contract No. N02-BC-81041
                                                                         Page 22


b.    DEPARTMENT OF HEALTH AND HUMAN SERVICES ACQUISITION REGULATION (HHSAR) (48
      CFR CHAPTER 3) CLAUSES.

        HHSAR
      CLAUSE NO.           TITLE AND DATE
      ----------           --------------
      352.202-1            Definitions (APRIL 1984) Alternate I (APRIL 1984)

      352.228-7            Insurance - Liability to Third Persons (DECEMBER
                           1991)

      352.232-9            Withholding of Contract Payments (APRIL 1984)

      352.233-70           Litigation and Claims (APRIL 1984)

      352.242-71           Final Decisions on Audit Findings (APRIL 1984)

      352.270-5            Key Personnel (APRIL 1984)

      352.270-6            Publication and Publicity (JULY 1991)

      352.270-7            Paperwork Reduction Act (APRIL 1984)

[End of GENERAL CLAUSES FOR A COST-REIMBURSEMENT SERVICE CONTRACT - Rev. 6/97]

ARTICLE I.2 AUTHORIZED SUBSTITUTION OF CLAUSES

ARTICLE I.1. of this SECTION is hereby modified as follows:

ALTERNATE I (JANUARY 1997) of FAR 52.215-26, INTEGRITY OF UNIT PRICES (JANUARY
1997) is added.

FAR 52.225-3, BUY AMERICAN ACT - SUPPLIES (JANUARY 1994) is deleted in its entirety and FAR 52.225-7 BALANCE OF PAYMENTS PROGRAM (APRIL 1984) is substituted therefor.

FAR 52.232-20, LIMITATION OF COST, is deleted in its entirety and FAR 52.232-22,
LIMITATION OF FUNDS (APRIL 1984) is substituted therefor.

FAR 52.232-33, MANDATORY INFORMATION FOR ELECTRONIC FUNDS TRANSFER PAYMENT
(AUGUST 1996) is deleted, and FAR 52.232-34, OPTIONAL INFORMATION FOR ELECTRONIC
FUNDS TRANSFER PAYMENT (AUGUST 1996) is substituted therefor.




                                                       Contract No. N02-BC-81041
                                                                         Page 23

ARTICLE I.3. ADDITIONAL CONTRACT CLAUSES

This contract incorporates the following clauses by reference, with the same force and effect, as if they were given in full text. Upon request, the Contracting Officer will make their full text available.

a.    FEDERAL ACQUISITION REGULATION (FAR) (48 CFR CHAPTER 1) CLAUSES

      1) FAR 52.215-31, Waiver of Facilities Capital Cost of Money (SEPTEMBER
1987).

      2) FAR 52.217-9, Option to Extend the Term of the Contract (MARCH 1989).

             "(a) The Government may extend the term of this contract by written notice to the Contractor within 60 days prior to the expiration date of this contract.

             (c) The total duration of this contract, including the exercise of any options under this clause, shall not exceed 60 months."

      3) FAR 52.219-6, Notice of Total Small Business Set-Aside (JULY 1996).

      4) FAR 52.219-14, Limitations on Subcontracting (DECEMBER 1996).

      5) FAR 52.223-12, Refrigeration Equipment and Air Conditioners (MAY 1995).

      6) FAR 52.242-15, Stop Work Order (AUGUST 1989) with ALTERNATE I (APRIL
         1984).

      7) FAR 52.251-1, Government Supply Sources (APRIL 1984).

b.    DEPARTMENT OF HEALTH AND HUMAN SERVICES ACQUISITION REGULATION/PUBLIC
      HEALTH SERVICE ACQUISITION REGULATION (HHSAR)/(PHSAR) (48 CHAPTER 3)
      CLAUSES:

      1) PHS 352.223-70, Safety and Health (Deviation) (AUGUST 1997).

      2) PHS 352.280-2b, Care of Live Vertebrate Animals (OCTOBER 1986).

c. NATIONAL INSTITUTES OF HEALTH (NIH) RESEARCH CONTRACTING (RC) CLAUSES:

      The following clauses are attached and made a part of this contract:

      1) NIH (RC)-7, Procurement of Certain Equipment (APRIL 1984) (OMB Bulletin
         81-16).


ARTICLE I.4. ADDITIONAL FAR CONTRACT CLAUSES INCLUDED IN FULL TEXT

a.    FAR 52.223-11, OZONE-DEPLETING SUBSTANCES (JUNE 1996)

      (a) Definitions. Ozone-depleting substance, as used in this clause, means any substance designated as Class I by the Environmental
             Protection Agency (EPA) (40 CFR Part 82), including but not limited to chlorofluorocarbons, halons, carbon tetrachloride, and methyl chloroform; or any substance designated as class II by EPA (40 CFR
             Part 82), including but not limited to hydrochlorofluorocarbons.

      (b) The Contractor shall label products which contain or are manufactured with ozone-depleting substances in the manner and to the extent required by 42 U.S.C. 7671j (b), (c), and (d) and 40 CRF
             Part 82, Subpart E as follows:



                                                       Contract No. N02-BC-81041
                                                                         Page 24

                   "WARNING: Contains (or manufactured with, if applicable) a substance(s) which harm(s) public health and environment by destroying ozone in the upper atmosphere."

                   *The Contractor shall insert the name of the substance(s).

b.    FAR 52.244-6      SUBCONTRACTS FOR COMMERCIAL ITEMS AND COMMERCIAL
                        COMPONENTS (OCTOBER 1995)

      (a)    Definition.

             Commercial item, as used in this clause, has the meaning contained in the clause at 52.202-1, Definitions.

             Subcontract, as used in this clause, includes a transfer of commercial items between divisions, subsidiaries, or affiliates of the Contractor or subcontractor at any tier.

      (b) To the maximum extent practicable, the Contractor shall incorporate, and require its subcontractors at all tiers to incorporate, commercial items or nondevelopmental items as components of items to be supplied under this contract.

      (c) Notwithstanding any other clause of this contract, the Contractor is not required to include any FAR provision or clause, other than those listed below to the extent they are applicable and as may be required to establish the reasonableness of prices under Part 15, in a subcontract at any tier for commercial items or commercial components:

             (1) 52.222-26, Equal Opportunity (E.O. 11246);
             (2) 52.222-35, Affirmative Action for Special Disabled and Vietnam
                 Era Veterans (38 U.S.C. 4212(a));
             (3) 52.222-36, Affirmative Action for Handicapped Workers (29
                 U.S.C. 793); and
             (4) 52.247-64, Preference for Privately Owned U.S.-Flagged
                 Commercial Vessels (46 U.S.C. 1241)
                 (flow down not required for subcontracts awarded beginning May
                 1, 1996).

      (d) The Contractor shall include the terms of this clause, including this paragraph (d), in subcontracts awarded under this contract.

                                    PART III

SECTION J - LIST OF ATTACHMENTS

The following documents are attached and incorporated in this contract:

1. Invoice/Financing Request and Contract Financial Reporting Instructions for
   NIH Cost-Reimbursement Type Contracts, NIH(RC)-4, (5/97), 5 pages.

2. Safety and Health, PHSAR Clause 352.223-70, (8/97), 1 pages.

3. Procurement of Certain Equipment, NIH(RC)-7, 4/l/84, 1 page.

4. Government Property - Schedule II-A, 8/4/97, 1 page.

5. Pathology Report, 1 page.




                                                       Contract No. N02-BC-81041
                                                                         Page 25

6. Animal Health Diagnostic Serology Submission Form, 1 page.

7. Animal Health Diagnostic Request Form, 1 page.

8. Introduction of Rodents and Rodent Products, NIH Manual 3043-1 dated 9/30/95,
   10 pages.

9. Application for Permit to Introduce Rodent and Rodent Produce, NIH 2369-1
   (Rev. 10/91), 1 page.

10. Permit to Introduce Rodents and Rodent Products, NIH 2369-2 (Rev. 10191), 1 page.

11. Material Transfer Agreement, 3 pages.

12. Animal Inventory Summary, 11/92, 1 page.

13. Animal Mortality Sheet, 11/92, 1 page.

                                    PART IV

SECTION K - REPRESENTATIONS AND CERTIFICATIONS

The following documents are incorporated by reference in this contract:

1. Representations and Certifications, dated August 15, 1997.

2. Animal Welfare Assurance Number A3086-01.

                              END of the SCHEDULE
                                   (CONTRACT)



           INVOICE/FINANCING REQUEST AND CONTRACT FINANCIAL REPORTING
          INSTRUCTIONS FOR NIH COST-REIMBURSEMENT CONTRACTS, NIH(RC)-4

General: The contractor shall submit claims for reimbursement in the manner and format described herein and as illustrated in the sample invoice/financing request.

Format: Standard Form 1034, "Public Voucher for Purchases and Services Other
Than Personal", and Standard Form 1035, "Public Voucher for Purchases and
Services Other Than Personal- Continuation Sheet," or reproduced copies of such forms marked ORIGINAL should be used to submit claims for reimbursement. In lieu of SF-1034 and SF-1035, claims may be submitted on the payee's letter-head or self-designed form provided that it contains the information shown on the sample invoice/financing request.

Number of Copies: As indicated in the Invoice Submission Clause in the contract.

Frequency: Invoices/financing requests submitted in accordance with the Payment
Clause shall be submitted monthly unless otherwise authorized by the contracting officer.

Cost Incurrence Period: Costs incurred must be within the contract performance period or covered by precontract cost provisions.

Billing of Costs Incurred: If billed costs include: (1) costs of a prior billing period, but not previously billed; or (2) costs incurred during the contract period and claimed after the contract period has expired, the amount and month(s) in which such costs were incurred shall be cited.

Contractor's Fiscal Year: Invoices/financing requests shall be prepared in such a manner that costs claimed can be identified with the contractors fiscal year.

Currency: All NIH contracts are expressed in United States dollars. When payments are made in a currency other than United States dollars, billings on the contract shall be expressed, and payment by the United States Government shall be made, in that other currency at amounts coincident with actual costs incurred. Currency fluctuations may not be a basis of gain or loss to the contractor. Notwithstanding the above, the total of all invoices paid under this contract may not exceed the United States dollars authorized.

Costs Requiring Prior Approval: Costs requiring the contracting officer's approval, which are not set forth in an Advance Understanding in the contract shall be so identified and reference the Contracting Officer's Authorization
(COA) Number. In addition, any cost set forth in an Advance Understanding shall be shown as a separate line item on the request.

Invoice/Financing Request Identification: Each invoice/financing request shall be identified as either:

(a) Interim Invoice/Contract Financing Request - These are interim payment requests submitted during the contract performance period.

(b) Completion Invoice - The completion invoice is submitted promptly upon completion of the work; but no later than one year from the contract completion date, or within 120 days after settlement of the final indirect cost rates covering the year in which this contract is physically complete
      (whichever date is later). The completion invoice should be submitted when all costs have been assigned to the contract and all performance provisions have been completed.

(c) Final Invoice - A final invoice may be required after the amounts owed have been settled between the Government and the contractor (e.g., resolution of all suspensions and audit exceptions).

Preparation and Itemization of the Invoice/Financing Request: The contractor shall furnish the information set forth in the explanatory notes below. These notes are keyed to the entries on the sample invoice/financing request.

      NIH(RC)-4                                                   ATTACHMENT I
      Rev. 5/97





(a) Designated Billing Office Name and Address - Enter the designated billing office and address, identified in the Invoice Submission Clause of the contract, on all copies of the invoice/financing request.

(b) Invoice/Financing Request Number - Insert the appropriate serial number of the invoice/financing request.

(c) Date Invoice/Financing Request Prepared - Insert the date the invoice/financing request is prepared.

(d) Contract Number and Date - Insert the contract number and the effective date of the contract.

(e) Payee's Name and Address - Show the contractors name (as it appears in the contract), correct address, and the title and phone number of the responsible official to whom payment is to be sent. When an approved assignment has been made by the contractor, or a different payee has been designated, then insert the name and address of the payee instead of the contractor.

(f) Total Estimated Cost of Contract - Insert the total estimated cost of the contract, exclusive of fixed-fee. For incrementally funded contracts, enter the amount currently obligated and available for payment.

(g) Total Fixed-Fee - Insert the total fixed-fee (where applicable). For incrementally funded contracts, enter the amount currently obligated and available for payment.

(h) Billing Period - Insert the beginning and ending dates (month, day, and year) of the period in which costs were incurred and for which reimbursement is claimed.

(i) Incurred Cost - Current - Insert the amount billed for the major cost elements, adjustments, and adjusted amounts for the current period.

(j) Incurred Cost - Cumulative - Insert the cumulative amounts billed for the major cost elements and adjusted amounts claimed during this contract.

(k) Direct Costs - Insert the major cost elements. For each element, consider the application of the paragraph entitled "Costs Requiring Prior Approval" on page 1 of these instructions.

      (1) Direct Labor - Include salaries and wages paid (or accrued) for direct performance of the contract. For Key Personnel, list each employee on a separate line. List other employees as one amount unless otherwise required by the contract.

      (2) Fringe Benefits - List any fringe benefits applicable -to direct labor and billed as a direct cost. Fringe benefits included in indirect costs should not be identified here.

      (3) Accountable Personal Property - Include permanent research equipment and general purpose equipment having a unit acquisition cost of $1,000 or more and having an expected service life of more than two years, and sensitive property regardless of cost (see the DHHS Contractors Guide for Control of Government Property). Show permanent research equipment separate from general purpose equipment. Prepare and attach Form HHS-565, "Report of Accountable
             Property," in accordance with the following instructions:

             List each item for which reimbursement is requested. A reference shall be made to the following (as applicable):

             - The item number for the specific piece of equipment listed in the Property Schedule.

             - The Contracting Officer's Authorization letter and number, if the equipment is not covered by the Property Schedule.

             - Be preceded by an asterisk (*) if the equipment is below the approval level.

      NIH(RC)-4                                                   ATTACHMENT I
      Rev. 5/97





      (4) Materials and Supplies - Include equipment with unit costs of less than $1,000 or an expected service life of two years or less, and consumable material and supplies regardless of amount.

      (5)    Premium Pay - List remuneration in excess of the basic hourly rate.

      (6) Consultant Fee - List fees paid to consultants. Identify consultant by name or category as set forth in the contract's Advance
             Understanding or in the COA letter, as well as the effort (i.e., number of hours, days, etc.) and rate being billed.

      (7) Travel - Include domestic and foreign travel. Foreign travel is travel outside of Canada, the United States and its territories and possessions. However, for an organization located outside Canada, the United States and its territories and possessions, foreign travel means travel outside that country. Foreign travel must be billed separately from domestic travel.

      (8) Subcontract Costs - List subcontractor(s) by name and amount billed.

      (9)    Other - List all other direct costs in total unless exceeding
             $1,000 in amount. If over $1,000, list cost elements and dollar amounts separately. If the contract contains restrictions on any cost element, that cost element must be listed separately.

(l) Cost of Money (COM) - Cite the COM factor and base in effect during the time the cost was incurred and for which reimbursement is claimed.

(m) Indirect Costs--Overhead - Identify the cost base, indirect cost rate, and amount billed for each indirect cost category.

(n) Fixed-Fee Earned - Cite the formula or method of computation for the fixed-fee (if any). The fixed-fee must be claimed as provided for by the contract.

(o) Total Amounts Claimed - Insert the total amounts claimed for the current and cumulative periods.

(p) Adjustments - Include amounts conceded by the contractor, outstanding suspensions, and/or disapprovals subject to appeal.

(q)   Grand Totals

The contracting officer may require the contractor to submit detailed support for costs claimed on one or more interim invoices/financing requests.

FINANCIAL REPORTING INSTRUCTIONS:

These instructions are keyed to the Columns on the sample invoice/financing request.

Column A--Expenditure Category - Enter the expenditure categories required by the contract.

Column B--Cumulative Percentage of Effort/Hrs.-Negotiated - Enter the percentage of effort or number of hours agreed to doing contract negotiations for each employee or labor category listed in Column A.

Column C--Cumulative Percentage of Effort/Hrs.-Actual - Enter the percentage of effort or number of hours worked by each employee or labor category listed in Column A.

      NIH(RC)-4                                                   ATTACHMENT 1
      Rev. 5/97





Column D--Incurred Cost-Current - Enter the costs, which were incurred during the current period.

Column E--incurred Cost-Cumulative - Enter the cumulative cost to date.

Column F-Cost at Completion - Enter data only when the contractor estimates that a particular expenditure category will vary from the amount negotiated.
Realistic estimates are essential.

Column G- Contract Amount - Enter the costs agreed to during contract negotiations for all expenditure categories listed in Column A.

Column H-Variance (Over or Under) - Show the difference between the estimated costs at completion (Column F) and negotiated costs (Column G) when entries have been made in Column F. This column need not be filled in when Column F is blank.
When a line item varies by plus or minus 10 percent, i.e., the percentage arrived at by dividing Column F by Column G, an explanation of the variance should be submitted. In the case of an overrun (net negative variance), this submission shall not be deemed as notice under the Limitation of Cost Clause of the contract.

Modifications: Any modification in the amount negotiated for an item since the preceding report should be listed in the appropriate cost category.

Expenditures Not Negotiated: An expenditure for an item for which no amount was negotiated (e.g., at the discretion of the contractor in performance of its contract) should be listed in the appropriate cost category and all columns filled in, except for G. Column H will of course show a 100 percent variance along with those identified under H above.

      NIH(RC)-4                                                   ATTACHMENT 1
      Rev. 5197




                                  SAMPLE INVOICE/FINANCING REQUEST AND CONTRACT FINANCIAL REPORT
====================================================================================================================================
(a)    Billing Office Name and Address                       (b) Invoice/Financing Request No. ___________________________________

       NATIONAL INSTITUTES OF HEALTH                         (c) Date Invoice Prepared ___________________________________________
       National Cancer Institute, RCB
       EPS, Room 620                                         (d) Contract No. ____________________________________________________
       6120 EXECUTIVE BLVD MSC 7224
       Bethesda, MD 20892-7224                                   Effective Date __________________________________________________

(e)    Payee's Name and Address
       ABC CORPORATION
       100 Main Street                                       (f) Total Estimated Cost ____________________________________________
       Anywhere, USA zip code
                                                             (g) Total Fixed Fee _________________________________________________
Attn:  Name, Title, & Phone Number of Official to Whom
       Payment is Sent
====================================================================================================================================
(h) This invoice/financing request represents reimbursable costs for the period from __________ to _________
====================================================================================================================================
                                Cumulative Percentage of
                                      Effort/Hrs.                 Incurred Cost
                               ---------------------------------------------------------    Cost at       Contract
   Expenditure Category*         Negotiated      Actual     (i) Current  (j) Cumulative    Completion      Amount       Variance
             A                        B            C              D              E             F             G             H
------------------------------------------------------------------------------------------------------------------------------------
(k) Direct Costs:
------------------------------------------------------------------------------------------------------------------------------------
    (1) Direct Labor                                                                                      $ 753,635
------------------------------------------------------------------------------------------------------------------------------------
    (2) Fringe Benefts
        (40.5% DL)                                                                                          305,222
------------------------------------------------------------------------------------------------------------------------------------
    (3) Sentinal Animals                                                                                        924
------------------------------------------------------------------------------------------------------------------------------------
    (4) Laundry/Clothing                                                                                     26,084
------------------------------------------------------------------------------------------------------------------------------------
    (5) Cleaning Supplies                                                                                     3,796
------------------------------------------------------------------------------------------------------------------------------------
    (6) Animal Housing                                                                                      159,535
------------------------------------------------------------------------------------------------------------------------------------
    (7) Lab & Tech Supplies                                                                                  31,032
------------------------------------------------------------------------------------------------------------------------------------
    (8) Media & Reagents                                                                                     17,522
------------------------------------------------------------------------------------------------------------------------------------
    (9) Overtime Premium                                                                                      8,580
------------------------------------------------------------------------------------------------------------------------------------
   (10) Transportation                                                                                       16,064
------------------------------------------------------------------------------------------------------------------------------------
   (11) Equip. Maintenance                                                                                   40,000
------------------------------------------------------------------------------------------------------------------------------------
   (12) Consultant Vet.                                                                                      24,960
------------------------------------------------------------------------------------------------------------------------------------
(l) Total Direct Cost                                                                                    $1,387,356
------------------------------------------------------------------------------------------------------------------------------------
(m) Overhead (99% DL+FB)                                                                                  1,048,269
------------------------------------------------------------------------------------------------------------------------------------
(n) Total Direct Cost + OH                                                                               $2,435,625
------------------------------------------------------------------------------------------------------------------------------------
(o) G&A (21.3% TDC+OH)                                                                                      518,788
------------------------------------------------------------------------------------------------------------------------------------
(p) Total Cost                                                                                           $2,954,414
------------------------------------------------------------------------------------------------------------------------------------
(q) Fixed Fee (7%)                                                                                          206,809
------------------------------------------------------------------------------------------------------------------------------------
(r) Total Amount Claimed                                                                                 $3,161,223
------------------------------------------------------------------------------------------------------------------------------------
(s) Adjustments                                                                                                   0
------------------------------------------------------------------------------------------------------------------------------------
(t) Grand Total                                                                                          $3,161,223
------------------------------------------------------------------------------------------------------------------------------------
I certify that all payments are for appropriate purposes and in accordance with the contract.

_______________________________   ___________________________
(Name of Official)                 (Title)

* Attach details as specified in the contract
====================================================================================================================================

PHS 352.223-70 SAFETY AND HEALTH (DEVIATION) (AUGUST 1997)

(a) To help ensure the protection of the life and health of all persons, and to help prevent damage to property, the Contractor shall comply with all Federal, State and local laws and regulations applicable to the work being performed under this contract. These laws are implemented and/or enforced by the Environmental Protection Agency, Occupational Safety and Health Administration and other agencies at the Federal, State and local levels (Federal, State and local regulatory/enforcement agencies).

(b) Further, the Contractor shall take or cause to be taken additional safety measures as the Contracting Officer in conjunction with the project or other appropriate officer, determines to be reasonably necessary. If compliance with these additional safety measures results in an increase or decrease in the cost or time required for performance of any part of work under this contract, an equitable adjustment will be made in accordance with the applicable "Changes" Clause set forth in this contract.

(c) The Contractor shall maintain an accurate record of, and promptly report to the Contracting Officer, all accidents or incidents resulting in the exposure of persons to toxic substances, hazardous materials or hazardous operations; the injury or death of any person; and/or damage to property incidental to work performed under the contract and all violations for which the Contractor has been cited by any Federal, State or local regulatory/enforcement agency. The report shall include a copy of the notice of violation and the findings of any inquiry or inspection, and an analysis addressing the impact these violations may have on the work remaining to be performed. The report shall also state the required action(s), if any, to be taken to correct any violation(s) noted by the Federal, State or local regulatory/enforcement agency and the time frame allowed by the agency to accomplish the necessary corrective action.

(d) If the Contractor fails or refuses to comply promptly with the Federal, State or local Regulatory/enforcement agency's directive(s) regarding any violation(s) and prescribed corrective action(s), the Contracting Officer may issue an order stopping all or part of the work until satisfactory corrective action (as approved by the Federal, State or local regulatory/enforcement agencies) has been taken and documented to the Contracting Officer. No part of the time lost due to any stop work order shall be subject to a claim for extension of time or costs or damages by the Contractor.

(e) The Contractor shall insert the substance of this clause in each subcontract involving toxic substances, hazardous materials, or operations. Compliance with the provisions of this clause by subcontractors will be the responsibility of the Contractor.

                                (End of clause)

      Safety and Health Clause (Deviation)                        ATTACHMENT 2
      PHS 352.223-70, (8/97)

                        PROCUREMENT OF CERTAIN EQUIPMENT

Notwithstanding any other clause in this contract, the Contractor will not be reimbursed for the purchase, lease, or rental of any item of equipment listed in the following Federal Supply Groups, regardless of the dollar value, without the prior written approval of the Contracting Officer.

      67 -   Photographic Equipment
      69 -   Training Aids and Devices
      70 -   General Purpose ADP Equipment, Software, Supplies and Support
             (Excluding 7045-ADP Supplies and Support Equipment.)
      71 -   Furniture
      72 -   Household and Commercial Furnishings and Appliances
      74 -   Office Machines and Visible Record Equipment
      77 -   Musical Instruments, Phonographs, and Home-type Radios
      78 -   Recreational and Athletic Equipment

When equipment in these Federal Supply Groups is requested by the Contractor and determined essential by the Contracting Officer, the Government will endeavor to fulfill the requirement with equipment available from its excess personal property sources, provided the request is made under a cost-reimbursement contract. Extensions or renewals of approved existing leases or rentals for equipment in these Federal Supply Groups are excluded from the provisions of this article.

      NIH(RC)-7 (4/1/84)                                          ATTACHMENT 3
      OMB Bulletin 81-16

                                                   GOVERNMENT PROPERTY--SCHEDULE
                                                   -----------------------------

------------------------------------------------------------------------------------------------------------------------------------
 Date: August 4, 1997                                       BIOQUAL, INC.                                                Report No.4
 Person Responsible for Report: Nancy A. Madden      9600 Medical Center Drive                                       Page No. 1 of 1
 Telephone No.: (301) 251-0633                     Rockville, Maryland 20850-3336                                      ANNUAL REPORT
------------------------------------------------------------------------------------------------------------------------------------
ITEM                        GFP                      MODEL OR    MRF. SERIAL    UNIT ACQ.   GOVERNMENT    ACQUISITION    DATE REC'D.
NO.  DESCRIPTION & NSN      OR CAP  MANUFACTURER     TYPE        NUMBER         COST        ID NUMBER     AUTHORITY      MO/YR.
------------------------------------------------------------------------------------------------------------------------------------
 1   Microscope             GFP     Bausch & Lomb    Unknown     LN3737        $700.00      01029829      II-A           10/3
------------------------------------------------------------------------------------------------------------------------------------
 2   Survey Meter           GFP     Eberline         E520        2898          $554.45      01029830      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 3   Balance                GFP     Ohaus            Harvard     Unknowvn      $250.00      01029831      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 4   Mixer                  GFP     Vortex           58223       Unknown       $175.00      01029832      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 5   Mixer                  GFP     Vortex           58223       Unknown       $175.00      01029833      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 6   Laminar Flow Hood      GFP     CCI              740         12134-A       Surplus      01029834      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 7   Laminar Flow Hood      GFP     CCI              Unknown     17069         Surplus      01029835      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 8   Laminar Flow Hood      GFP     CCI              Unknown     17781         Surplus      01029836      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 9   Microscope             GFP     American Optical Unknown     269203        $900.00      01029837      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 10  Cesium Irradiator      GFP     Gemmacell        GC40        66            $75,358.15   01029838      II-A           10/93
     (with Accessory Animal
     Irrad. Box)
------------------------------------------------------------------------------------------------------------------------------------
 11  Autoclave              GFP     Consolidated     SR24DV      31783         $41,356.41   01029839      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 12  4 ft Laminar Flow Hood GFP     CCI              240         17067         $3,710.00    01029840      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 13  Freezer (-80Deg.C)     GFP     Revco            ULT1185B    OT10350A      $4,161.60    01029841      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 14  Microforge             GFP     Narishige        MF-9        8803034       $4,750.00    01029844      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 15  Micro-Pipette Grinder  GFP     Narishige        EG-4        8809136       $1,438.00    01029845      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 16  Biological Safety      GFP     Belen            8001-74000  801-5026      $5,276.25    01029849      II-A           10/93
     Hood
------------------------------------------------------------------------------------------------------------------------------------
                                    Thomas           Locator 8
 17  Liquid Nitrogen Tank   GFP     Scientific       CY50945     4753          $2,042.42    00070090      II-A           10/93
------------------------------------------------------------------------------------------------------------------------------------
 18  Stay Clean Workbench   GFP     Lab Products     30909-B     090690        $7,118.00    00070091      Il-A           10/93
------------------------------------------------------------------------------------------------------------------------------------

Government Property Schedule II-A                                                                                       ATTACHMENT 4
(8/4/97)

INVESTIGATOR ______________     NCI-FREDERICK CANCER RESEARCH FACILITY     HISTO.# _______________
PROJECT ___________________      PATHOLOGY/HISTOTECHNOLOGY LABORATORY      AHDL# _________________
PO/H# _____________________                                                LOG BOOK# _____________
BLDG./TELE. _______________                                                DATE __________________
                                           PATHOLOGY REPORT
-------------------------------------------------------------------------------------------------------
Animal Species ____________   Strain ____________   Age ______   Sex ______   Weight _________

I.D. ____________________   Supplier ___________________   Housing Bldg. ___________   Room ______
-------------------------------------------------------------------------------------------------------
Supporting Studies: (circle) Serology, Parasitology, Microbiology _______________  Other _________
-------------------------------------------------------------------------------------------------------
Mode of Death: Natural ___________________   Euthanasia Method __________________

Fixative Used __________________
-------------------------------------------------------------------------------------------------------
Organs Submitted: (circle)        Organs Examined Microscopically (check)
Lungs, Heart, Liver, Spleen, Kidneys, Adrenals, Pancreas, Stomach, S. Intestine, Colon, Gut Roll,
Lymph Nodes, Bladder, Skin Muscle, Head, Brain, Eyes, Thyroid, Parathyroid, Salivary Glands, Pituitary,
Thymus, Bone, Uterus, Gonads, Prostate, Tumor, Other __________________
-------------------------------------------------------------------------------------------------------
Animal History and Clinical Summary (Include information as to injections, experimental manipulations and biohazards):









-------------------------------------------------------------------------------------------------------
Gross Necropsy Observations, Comments and Requests:







=======================================================================================================
                                   DO NOT WRITE BELOW THIS LINE
-------------------------------------------------------------------------------------------------------
Rec'd _________________   Comments:
Trimmed _______________
Embedded ______________
Cut ___________________                                      # of slides___________    ck-out _________
-------------------------------------------------------------------------------------------------------
Microscopic Observations, Diagnosis and Comments:












-------------------------------------------------------------------------------------------------------
PATHOLOGIST:                                                                  DATE:



-------------------------------------------------------------------------------------------------------
096-90

Pathology Report

------------------------------------------------------------------------------------------------------------------------------------
                                   ANIMAL HEALTH DIAGNOSTIC SEROLOGY SUBMISSION FORM               Reviewed by______________________

Name________________________________,

Quarantine #________________________,                                                                        AHDL #________________

Request Date_______, APO #_______, Project # _______,                                                           Page _____ of ______

Building__________, Room______, I.D. #____________, Species/Strain____________________________ , Age_______, Sex_______
------------------------------------------------------------------------------------------------------------------------------------
 Circle    Test Requested            HAI                                   ELISA                               IFA     Lab Use Only
  One                       --------------------------------------------------------------------------------------------------------
                                                                                                                       # of Samples
                                            P                                                 R   K
                                            o       S             S                           C   R
                                            l   E   e         E   e               G   M       V   V
           ______________                   y   c   n         c   n       R       D   y   L   /   /   E               L
                            K   H   S   M   o   t   d     M   t   d   P   e   M   V   c   C   S   H   D   C           D
 Diluted   ______________   R   -   V   V   m   r   a     H   r   a   V   o   V   I   o   M   D   -   I   M           H
                            V   1   5   M   a   o   i     V   o   i   M   3   M   I   p   V   A   1   M   V           V
 1:5 Y N   ______________   --------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 Room #    ACC #  Inves ID  1   1   1   1   1   1   1     1   1   1   1   1   1   1   1   1   1   1   1   1   1   1   1
                            0   0   0   0   0   0   0     0   0   0   0   0   0   0   0   0   0   0   0   0   0   0   0   Comments
                            0   1   0   0   0   0   1     4   5   4   4   4   5   5   4   5   2   5   5   5   5   5   1
                            4   5   2   3   5   7   8     3   2   7   8   9   0   1   5   4   4   3   7   8   5   5   9
-------------------------------------------------------------------------------------------------------------------------
           01/
-------------------------------------------------------------------------------------------------------------------------
           02/
-------------------------------------------------------------------------------------------------------------------------
           03/
-------------------------------------------------------------------------------------------------------------------------
           04/
-------------------------------------------------------------------------------------------------------------------------
           05/
-------------------------------------------------------------------------------------------------------------------------
           06/
-------------------------------------------------------------------------------------------------------------------------
           07/
-------------------------------------------------------------------------------------------------------------------------
           08/
-------------------------------------------------------------------------------------------------------------------------
           09/
-------------------------------------------------------------------------------------------------------------------------
           10/
-------------------------------------------------------------------------------------------------------------------------
           11/
-------------------------------------------------------------------------------------------------------------------------
           12/
-------------------------------------------------------------------------------------------------------------------------
           13/
-------------------------------------------------------------------------------------------------------------------------
           14/
-------------------------------------------------------------------------------------------------------------------------
           15/
-------------------------------------------------------------------------------------------------------------------------
           16/
-------------------------------------------------------------------------------------------------------------------------
           17/
-------------------------------------------------------------------------------------------------------------------------
           18/
-------------------------------------------------------------------------------------------------------------------------
           19/
-------------------------------------------------------------------------------------------------------------------------
           20/
------------------------------------------------------------------------------------------------------------------------- Date
           21/                                                                                                            Completed:
-------------------------------------------------------------------------------------------------------------------------
           22/                                                                                                            _________
-------------------------------------------------------------------------------------------------------------------------
           23/
-------------------------------------------------------------------------------------------------------------------------
           24/
------------------------------------------------------------------------------------------------------------------------- Box #____
           25/
------------------------------------------------------------------------------------------------------------------------------------
- or Blank Space = Negative    AC = Anticomplementary serum         AE - Serum Autoagglutinates        NT - No test
IS - Insufficient serum        NS = Sample not submitted for test   TC - Reacts with tissue culture    NSR - Non-specific reaction
------------------------------------------------------------------------------------------------------------------------------------
Animal Health Diagnostic Serology Submission Form                                                                       ATTACHMENT 6

-------------------------------------------------------------------------------------------------------------------------------
                                               ANIMAL HEALTH DIAGNOSTIC REQUEST FORM

Name ______________________,                                                                           Reviewed by ____________

Quarantine # ______________,                                                                                AHDL # ____________

Request Date ______, APO/H # ___________, Project # __________,                                                   Page __ of __

Building _______________, Room _________, I.D. # ________, Species/Strain ______________________, Age ______, Sex _____

-------------------------------------------------------------------------------------------------------------------------------
        Circle first and   Sample Type     D. Hair 90    Hair 33    D. Cecum 85   Anal Tape 32    Feces 30   Intest. Content 37
         and last ACC #
            Maximum         # Samples      ----------    -------    -----------   ------------    --------   ------------------
           of 11 per
             page.        Test Requested    Ecto 9550   Ecto 9550    Endo 9350     Endo 9350     Endo 9350       Endo 9350
===============================================================================================================================
Room #                       Inves ID
-------------------------------------------------------------------------------------------------------------------------------
          01/    12/
-------------------------------------------------------------------------------------------------------------------------------
          02/    13/
-------------------------------------------------------------------------------------------------------------------------------
          03/    14/
-------------------------------------------------------------------------------------------------------------------------------
          04/    15/
-------------------------------------------------------------------------------------------------------------------------------
          05/    16/
-------------------------------------------------------------------------------------------------------------------------------
          06/    17/
-------------------------------------------------------------------------------------------------------------------------------
          07/    18/
-------------------------------------------------------------------------------------------------------------------------------
          08/    19/
-------------------------------------------------------------------------------------------------------------------------------
          09/    20/
-------------------------------------------------------------------------------------------------------------------------------
          10/    21/
-------------------------------------------------------------------------------------------------------------------------------
          11/    22/
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                             Cecum 74   N/P Wash 51    HP/05
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                             Bact 9050   Bact 9050      99
-------------------------------------------------------------------------------------------------------------------------------
          01/    12/
-------------------------------------------------------------------------------------------------------------------------------
          02/    13/
-------------------------------------------------------------------------------------------------------------------------------
          03/    14/
-------------------------------------------------------------------------------------------------------------------------------
          04/    15/
-------------------------------------------------------------------------------------------------------------------------------
          05/    16/
-------------------------------------------------------------------------------------------------------------------------------
          06/    17/
-------------------------------------------------------------------------------------------------------------------------------
          07/    18/
-------------------------------------------------------------------------------------------------------------------------------
          08/    19/
-------------------------------------------------------------------------------------------------------------------------------
          09/    20/
-------------------------------------------------------------------------------------------------------------------------------
          10/    21/
-------------------------------------------------------------------------------------------------------------------------------
          11/    22/
-------------------------------------------------------------------------------------------------------------------------------
Animal Health Diagnostic Request Form                                                                              ATTACHMENT 7


NIH MANUAL 3043-1
DATE: 09/30/95
REPLACES: 11/22/91
ISSUING OFFICE: NCRR/VRP 402-2799

                  INTRODUCTION OF RODENTS AND RODENT PRODUCTS

                               Table of Contents

A.    Purpose

B.    Background

C.    Applicability

D.    Definitions

E.    Responsibilities

F.    Policy

G.    Procedure for Introduction of Rodents

H.    Procedure for Introduction of Rodent Products

I.    Quarantine Permit Service Office (QPSO)

J.    Additional Information

APPENDICES

1.    Introduction of Rodents or Rodent Products from Non-Approved Sources

2. Form NIH 2369- 1, "Application for Permit to Introduce Rodents and Rodent Products"


      NIH Manual 3043-1 (9/30/95)                                 ATTACHMENT 8

NIH MANUAL 3043-1                                         PAGE 1
DATE: 09/30/95
REPLACES: 11/22/91
ISSUING OFFICE: NCRR/VRP 402-2799

      INTRODUCTION OF RODENTS AND RODENT PRODUCTS

A. Purpose. This Policy Manual establishes procedures designed to prevent the introduction of infected rodents and rodent products into the National Institutes of Health which could: (1) adversely affect the health of rodents used in research; (2) directly or indirectly interfere with research; or (3) pose a health hazard to personnel.

B. Background. The conduct of a vigorous research program necessitates the movement of animals and their tissues from animal colony to animal colony and between laboratories. This creates the possibility of introducing agents that are pathogenic to either animals or humans. Examples of the latter include the lymphocytic choriomeningitis (LCM) virus and the hantaviruses, which can have serious implications for human health. Hantaviruses infect wild rodents and have been detected in laboratory rats in Europe and Asia; humans in contact with infected animals can become ill and occasionally die.

      Federal regulations pertaining to the movement of laboratory rodents or their products relate mainly to organisms causing diseases in humans or domestic poultry or livestock. Thus, it is important for the NIH to supplement these regulations with policies that address concerns relating to protection of its intramural animal colonies and scientific and support staff in contact with animals or animal products.

C. Applicability. The policies and procedures in this chapter apply when introducing into any National Institutes of Health (NIH) facility rodents and rodent products that originate from sources other than those approved by the Veterinary Resources Program (VRP), National Center for Research Resources (NCRR). This policy also applies to facilities of other Agencies on NIH property.

D.    Definitions.

      1. Animal Program Director (APD). The individual (usually a veterinarian) who receives delegated program authority from the Director or Scientific Director for all activities involving animals in the ICD.

      2. Approved Source. A source of rodents or rodent products which has a contract established with, and maintained by, the NCRR. VRP or a comparable contract with other programs within the NIH to supply genetically-defined, specific pathogen-free

      NIH Manual 3043-1 (9/30/95)                                 ATTACHMENT 8

NIH MANUAL 3043-1                                         PAGE 2
DATE: 09/30/95
REPLACES: 11/22/91
ISSUING OFFICE: NCRR/VRP 402-2799

      INTRODUCTION OF RODENTS AND RODENT PRODUCTS

      animals to NIH investigators. These contracts characteristically require barrier production practices, genetic management and monitoring, microbiologic standards and health surveillance, and regular site visits to ensure the availability of high-quality animals suitable for NIH research Proposals for additions to the list of approved sources are evaluated by the VRP.

3. Blanket Purchase Agreement (BPA). Contract agreement with a vendor to facilitate anticipated repetitive purchases for supplies and services.

4. Domestic Source. A source of rodents or rodent products located within the United States.

5. Facility Veterinarian. The veterinarian who has direct or delegated responsibility for the management of the animal facility.

6. NIH Facility. Any building, trailer, research laboratory or other facility or part of a facility, whether or not animals are housed or used there, associated with the NIH intramural research program. This includes any facility on the Bethesda, Maryland, campus, the NIH Animal Center near Poolesville, Maryland, off-campus leased facilities and other sites where intramural research is performed.

7. Nondomestic Source. A source of rodents or rodent products not located within the United States.

8. Nonapproved Source. A source of rodents or rodent products that does not meet the definition of an approved source.

9. Rodent. Any species of small gnawing mammals, including but not limited to mice, rats, guinea pigs. and hamsters.

10. Rodent Import Officer. The individual appointed by the Director of the VRP, NCRR, to have delegated responsibility for activities defined in this policy.

11. Rodent Products. Any rodent tissue or derivative, such as antibodies (polyclonal or monoclonal), body fluids, proteins, or cells unless contained in commercially available test kits when these reagents have been produced or processed in a manner that will exclude or inactivate all pathogenic agents.

      NIH Manual 3043-1 (9/30/95)                                 ATTACHMENT 8

NIH MANUAL 3043-1                                         PAGE 3
DATE: 09/30/95
REPLACES: 11/22/91
ISSUING OFFICE: NCRR/VRP 402-2799

      INTRODUCTION OF RODENTS AND RODENT PRODUCTS

      12. Quarantine Permit Service Office (QPSO). An office in the Occupational Safety and Health Branch of the Division of Safety which assists investigators obtain permits often required when importing/exporting animals, animal products, etiologic agents, or vectors of human or animal disease (Building 13/3KO4, 496-3353).

E.    Responsibilities.

      1. Animal Program Director (APD). (a) Assists the principal investigator/applicant in securing approvals, permits, transportation, etc., related to the introduction of rodents or rodent products to an animal facility or laboratory; (b) reviews and approves or disapproves applications for introduction of rodents from nonapproved domestic sources into laboratories of the ICD; and (c) reviews, provides concurrences, and forwards to the facility veterinarian applications for introduction of rodents or rodent products from nonapproved sources into animal facilities. These responsibilities may be delegated to the facility or subordinate veterinarians under the APD's supervision.

      2. Director, VRP, NCRR. Implements those aspects of this policy relating to the VRP and the Rodent Import Officer.

      3. Facility Veterinarian. Reviews, provides concurrence and forwards to VRP applications for the introduction of rodents or rodent products from nonapproved sources into animal facilities which are under his/her authority and responsibility, including central or shared facilities.

      4. ICD Scientific Director. Ensures compliance with this policy by intramural staff within his/her Institute, Center, or Division
             (ICD).

      5. Laboratory/Branch Chief Reviews and approves or disapproves the introduction of rodent products into the laboratory by a principal investigator under his or her supervision after assessing the zoonotic potential of the material and determining if testing is required prior to importation and use.

      NIH Manual 3043-1 (9/30/95)                                 ATTACHMENT 8

NIH MANUAL 3043-1                                         PAGE 4
DATE: 09/30/95
REPLACES: 11/22/91
ISSUING OFFICE: NCRR/VRP 402-2799

      INTRODUCTION OF RODENTS AND RODENT PRODUCTS

      6. NIH/NCRR/VRP Rodent Import Officer. (a) Reviews and approves or disapproves applications for introduction of rodents or rodent products from nonapproved sources into NIH animal facilities; (b) designates the quarantine location and release criteria for animals being introduced into NIH animal facilities; and (c) coordinates the use of the VRP Rodent and Rabbit Quarantine Unit at the NIH Animal Center near Poolesville, Maryland.

      7. Ordering Official. Assures that receipt of all orders, including b@et purchase agreements (BPAs), are entered into DELPRO. The ICD ordering official will not place an order (BPAS) for rodent products into DELPRO unless a copy of the Permit to Introduce Rodents and Rodent Products is received from the ICD APD.

      8. Principal Investigator/Applicant. (a) Submits applications and/or secures approvals prior to the ordering and introduction of rodents or rodent products, including rodent products purchased on blanket purchase agreements, into NIH laboratories or animal facilities;
             (b) secures any additional permits which may be required, such as USDA permits, when necessary (refer to Section I); and (c) arranges through the ICD veterinary staff transportation which is in compliance with federal and state regulations and NIH policy.

F. Policy. Rodents or rodent products from a nonapproved source shall not be introduced into NIH animal facilities without prior written approval of the ICD Scientific Director or a delegate thereof (i.e., the APD) and/or the VRP Director, NCRR, or delegate thereof (i.e., the Rodent Import Officer). Similarly, no living or nonliving material derived from rodents from a nonapproved source will be introduced into NIH laboratories without specific approval of the Laboratory/Branch Chief or the APD. Rodents or rodent products known to be infected with LCM, ectromelia virus, a hantavirus, or other major zoonotic rodent agents are excluded from NTH facilities. Under special circumstances, the Deputy Director for Intramural Research (DDIR) can approve exceptions to this restriction.

G. Procedure for Introduction of Rodents. (See Appendix I for schematic of procedures.) The introduction of rodents from nonapproved sources requires submission and approval of NIH Form 2369-1, Application for Permit to Introduce Rodents and Rodent Products(see Appendix 2). In situations where quarantine is likely to be required, applications should be submitted at least 60 days prior to the anticipated date of entry into an NIH animal facility to allow time for diagnostic testing. Procedures for submission and approval are as follows:

      NIH Manual 3043-1 (9/30/95)                                 ATTACHMENT 8

NIH MANUAL 3043-1                                         PAGE 5
DATE: 09/30/95
REPLACES: 11/22/91
ISSUING OFFICE: NCRR/VRP 402-2799

      INTRODUCTION OF RODENTS AND RODENT PRODUCTS

      1.     Animals from nondomestic sources:

             j. The principal investigator must complete and submit the application to his/her APD. The APD will obtain the concurrence of the facility veterinarian and then forward it to the Rodent Import Officer. In most cases, importation from nondomestic sources will require quarantine and health assessment at the VRP Rodent and Rabbit Quarantine Unit located at the NIH Animal Center near Poolesville, Maryland. If animals are being brought to NIH for tissue harvesting only, quarantine may be minimal, but tissues must be harvested at the Poolesville Quarantine Facility.

             k. If the animals are destined for an NIH animal facility, the APD will obtain additional health status information to be attached to the application. The facility veterinarian must specify on the application the animal health requirements to be met, in addition to negative test results for LCM and ectromelia viruses, prior to release from quarantine.

             c. Animals will be quarantined at the VRP Rodent and Rabbit Quarantine Unit located at the NIH Animal Center near Poolesville, Maryland or an alternative site approved by the Rodent Import Officer. The Rodent Import Officer will maintain a list of recognized rodent agents developed with the Animal Program Directors and approved by the Animal Research Advisory and Safety Committee which must be excluded from NIH animal facilities. The Rodent Import Officer, in consultation with the facility veterinarian, will: (1) specify the criteria for release from quarantine; (2) conduct tests and review results; and (3) release animals as appropriate. Copies of all results from tests performed during quarantine will be provided to the facility veterinarian by the Rodent Import Officer.

      2. Animals from nonapproved domestic sources.

             a. The principal investigator must complete and submit the application to his/her APD.

      NIH Manual 3043-1 (9/30/95)                                 ATTACHMENT 8

NIH MANUAL 3043-1                                         PAGE 6
DATE: 09/30/95
REPLACES: 11/22/91
ISSUING OFFICE: NCRR/VRP 402-2799

      INTRODUCTION OF RODENTS AND RODENT PRODUCTS

             b.    1)      If animals are destined for a laboratory for holding
                           less than 12 hours, where no contact with other animals is planned and no materials from the animals will be inoculated into rodents or used in materials destined for introduction into rodents, then the application can be approved by the APD. A permit number will be obtained from the Rodent Import
                           Officer and the APD will provide the Rodent Import
                           Officer with a copy of the application and the permit.

                   2) If animals are destined for a laboratory for holding more than 12 hours, where no contact with other animals is planned and no material from those animals will be introduced into rodents or used in materials destined for introduction into rodents, the ICD Animal Care and Use Committee (ACUC) must approve the holding of the animals in the laboratory. The application can then be evaluated by the APD and approved if appropriate.

                   3) If animals are destined for an animal facility or will come into contact with other rodents, or if materials derived from the imported rodents will be inoculated into rodents or used in materials destined for introduction into rodents, the APD will obtain additional health status information and attach it to the application. Concurrence of the facility veterinarian must also be obtained. Prior to forwarding the application to the Rodent Import Officer, the facility veterinarian must specify on the application the animal health requirements necessary for entry into the designated animal facility, including the mandatory negative test results for LCM and ectromelia viruses.

             C. The Rodent Import Officer, in consultation with the facility veterinarian and principal investigator, will: (1) designate the quarantine location; and (2) specify the criteria for release from quarantine. If the VRP Rodent and Rabbit Quarantine Unit, located at the NIH Animal Center is used, the Rodent Import Officer will: (1) conduct testing and review results; (2) provide results to the facility veterinarian; and (3) release animals as appropriate. Non-VRP quarantine locations must provide the NIH Rodent Import Officer with documentation that release criteria have been met prior to release of the animals.

      NIH Manual 3043-1 (9/30/95)                                 ATTACHMENT 8

NIH MANUAL 3043-1                                         PAGE 7
DATE: 09/30/95
REPLACES: 11/22/91
ISSUING OFFICE: NCRR/VRP 402-2799

      INTRODUCTION OF RODENTS AND RODENT PRODUCTS

H. Procedure for Introduction of Rodent Products. (See Appendix 1 for schematic of procedures.) The introduction of rodent products into NIH laboratories or animal facilities also requires the submission and approval of an application, NIH Form 2369- 1, or receipt of permission from the principal investigator's laboratory or branch chief, as described below:

      1. Procedure for Introduction of Rodent Products into an NIH Animal Facility.

             The principal investigator must complete and submit the application through the APD, or his/her designee, to the facility veterinarian. This includes the purchase of rodent products on BPAS. Unless a recent Mouse Antibody Production (MAP)/Rat Antibody Production
             (RAP)/Hamster Antibody Production (HAP) test result is available, cells must be maintained frozen until tested and determined to be free of LCM and ectromelia viruses, at a minimum, before introduction into an NIH animal facility. The facility veterinarian will issue a permit listing the agents that the product must be free of, including the agents listed above. The permit number will be obtained from the Rodent Import Officer. The facility veterinarian will provide a copy of the application and permit to the Rodent Import Officer. Alternatively, a permit may be issued if the product will be inoculated into animals within an appropriate quarantine facility such as the VRP Rodent and Rabbit Quarantine Unit at the NIH Animal Center near Poolesville, Maryland.

             The principal investigator will not introduce the animal product into an NIH animal facility unless the facility veterinarian receives the test results and approves the introduction.

      2.     Procedure for Introduction of Rodent Products into an NIH
             Laboratory.

             If rodent products will not be introduced into, or come in contact with live animals, a permit is not required. The Quarantine Permit Service Office (QPSO), Occupational Safety and Health Branch, Division of Safety, should be consulted to determine if a USDA permit is required (for reasons stated below). It is the responsibility of the principal investigator's laboratory or branch chief to assess the zoonotic potential of the material and determine if testing is required prior to importation and use. Assistance in making this determination is available from the NIH Biosafety Officer, Occupational Safety and Health Branch Division of Safety (496-2960).

      NIH Manual 3043-1 (9/30/95)                                 ATTACHMENT 8

NIH MANUAL 3043-1                                         PAGE 8
DATE: 09/30/95
REPLACES: 11/22/91
ISSUING OFFICE: NCRR/VRP 402-2799

      INTRODUCTION OF RODENTS AND RODENT PRODUCTS

      3.     Alternative Methods for Introduction of Non-living Rodent Products.

             As an alternative to conducting MAP/RAP/HAP testing of nonliving rodent products coming to the NIH from an unapproved or nondomestic source, the laboratory or branch chief and/or the APD or his/her designee, may approve the sterilization of the products. It is the responsibility of the individuals designated above to ensure that the method of sterilization is appropriate and adequate/effective prior to introduction of the material into NIH facilities. In the case of materials being introduced into laboratories, the Laboratory Chief is the approving official; in the case of an animal facility, the facility veterinarian is the approving official.

I. Quarantine Permit Service Office (QPSO), Occupational Safety and Health Branch, Division of Safety.

      Several agencies of the United States Government regulate and require permits for the importation, shipment, or exportation of animals, animal products, or etiologic agents or vectors of human or animal diseases. The Quarantine Permit Service Office (QPSO) of the NIH Occupational Safety and Health Branch, Division of Safety, will provide investigators with assistance and appropriate application forms necessary to import, export, or transport regulated materials or animals.

      1. The United States Department of Agriculture (USDA) Animal and Plant Health Inspection Service (APHIS) has statutory authority to regulate the importation of any animal-derived material or biological material that has been in contact with material of animal origin. Thus, USDA permits are required for the importation of monoclonal antibodies, hybridoma cell lines, cell cultures, and other biologic materials that have been in contact with material of animal origin, such as fetal bovine serum.

      NIH Manual 3043-1 (9/30/95)                                 ATTACHMENT 8

NIH MANUAL 3043-1                                         PAGE 9
DATE: 09/30/95
REPLACES: 11/22/91
ISSUING OFFICE: NCRR/VRP 402-2799

      INTRODUCTION OF RODENTS AND RODENT PRODUCTS

      2. The Public Health Service (PHS) is responsible for regulations involving the importation into the United States or distribution after importation, of any etiologic agent or any arthropod or other animal host or vector of human disease (see NIH Manual Chapter 1340-1, Permits for Import or Export of Biological Materials). A PHS permit must be obtained for importation and/or distribution of these materials. The Chief, QPSO, or his/her designee, is authorized to issue PHS import permits.

      3. The United States Fish and Wildlife Service (USFWS), United States Department of Interior, is responsible for regulations involving the prevention and control of wildlife diseases, and the importation of wildlife or products derived from threatened or endangered wildlife species. Permits for designated port exemptions are issued through the QPSO.

      4. Finally, the QPSO must be notified, and a USDA permit obtained, if transgenic rodents, carrying receptors which enable those rodents to develop productive infection with human pathogens, are imported into the United States or transported within the United States by NIH investigators (496-3353).

J.    Additional Information.

      For further information on this policy, contact the Rodent Import Officer, Veterinary Resources Program, NCRR, on 402-2799 or the applicable ICD Animal Program Director. Additional copies of this policy may be obtained by submitting the request to Printing and Reproduction Branch (P&RB), DSS, Stonestreet, Room 115.

      For additional information on the importation or transportation of any etiologic agent or host or vector of human or animal diseases, or the importation of wildlife, contact the Quarantine Permit Service Office, Division of Safety (496-3353).

      Refer to paper copy for Appendix information.

      NIH Manual 3043-1 (9/30/95)                                 ATTACHMENT 8

                                                Application for Permit to Introduce
                                                     Rodent and Rodent Produce

-------------------------------------------------------------------------------------------------------------------------------
     Department of Health and Human Services                      1. Request Permit To (check one)    2. Mode of Transportation
              Public Health Service
           National Institutes of Health                             ___ Import into U.S.
                                                                     ___ Introduce from within U.S.
        Application for Permit to Introduce                       -------------------------------------------------------------
            Rodents and Rodent Products                           3. Delivery Point (Port of entry, airport, city, state, etc.)
       (Use prescribed by NIH Manual 3043-1)

INSTRUCTIONS: Send one copy of this form to veterinary  Resources
Program, Building 28A, Room 111. Use additional sheets if needed.
-------------------------------------------------------------------------------------------------------------------------------
4a. To (Name of requester)             4b. Institute              6. From (Individual's name, address, and phone no. of source)

------------------------------------------------------------------
4c. NIH Mailing Address (Bldg./Rm.)    4c. Phone No.

------------------------------------------------------------------
4e. FAX No.                            5.  CAN

-------------------------------------------------------------------------------------------------------------------------------
7. Genus and species and Common Name(s), Color, Strain (if applicable), Tumor Line Designation (if applicable).



-------------------------------------------------------------------------------------------------------------------------------
8a. Number of Animals to be Received                              8b. Approximate Date of Arrival

Male:            Female:
-------------------------------------------------------------------------------------------------------------------------------
9. Origin and Brief History of the Source Colony or Tissue



-------------------------------------------------------------------------------------------------------------------------------
10a. Medical History of the Originating Colony or Tissue. Attach the most recent health surveillance report, if available. Has colony or tissue been checked for Ectromelia (mouse pox), Lymphocytic Choriomeningitis (LCM), or other murine viruses?
     (If "yes", specify which agents were tested for, when, and results).

     ____ Yes     ____ No     ____ Unknown
-------------------------------------------------------------------------------------------------------------------------------
10b. What diseases or parasites are known to be present in the originating colony?



-------------------------------------------------------------------------------------------------------------------------------
10c. Other pertinent colony history



-------------------------------------------------------------------------------------------------------------------------------
11. Name, title, address, and phone no. Of sending institution's facility veterinarian or other professional person responsible for animal health and care:



-------------------------------------------------------------------------------------------------------------------------------
12. Specific location at NIH animals or tissue will be housed and/or used



-------------------------------------------------------------------------------------------------------------------------------
13. Special requirements for handling animals or tissue during the quarantine period



===============================================================================================================================
(right arrow) I certify that these animals or tissues will be used in accordance with all restrictions and precautions as may be specified in the permit.
-------------------------------------------------------------------------------------------------------------------------------
14. Signature of Requester           15. Degree(s)           16. Title                        17. Date Signed


-------------------------------------------------------------------------------------------------------------------------------
18. Signature of ICD Director                                                                 19. Date Signed


-------------------------------------------------------------------------------------------------------------------------------
NIH 2369-1 (Rev. 10/91)                                                                                            ATTACHMENT 9


                                 Permit to Introduce Rodents and Rodent Products

-------------------------------------------------------------------------------------------------------------------------------
Department of Health and Human Services   | Permit Number
         Public Health Service            |
      National Institutes of Health       |
          Permit to Introduce             |------------------------------------------------------------------------------------
      Rodents and Rodent Products         | Date Issued        Date Expires (for purposes of movement from
                                          |                    shipper to permittee)
                                          |
  (Use prescribed by NIH Manual 3043-1)   |
-------------------------------------------------------------------------------------------------------------------------------
Name and Address of Source



-------------------------------------------------------------------------------------------------------------------------------
To (Name and address of requester)        | Mode of Transportation (requester must notify NCRR Rodent Import Office of shipping
                                          | information.)
                                          |
                                          |
                                          |
------------------------------------------|------------------------------------------------------------------------------------
Name and Address of Recipient             | Delivery Point
(if other than requester)                 |
                                          |
                                          |------------------------------------------------------------------------------------
                                          | Quarantine Location
                                          |
                                          |
-------------------------------------------------------------------------------------------------------------------------------
As requested in your application, you are authorized to introduce the following rodents or rodent tissues:








===============================================================================================================================
Restrictions and Precautions for Transporting Rodents and Rodent Tissues
-------------------------------------------------------------------------------------------------------------------------------
This permit is issued under the authority contained in NIH Manual 3043-1. The authorized rodents or rodent tissues or their progeny shall be used only in accordance with the restrictions and precautions specified below. Alterations of restrictions can be made only when authorized by the NCRR Rodent Import Office.

   ____ NCRR quarantine waived.    ____NCRR quarantine required.
-------------------------------------------------------------------------------------------------------------------------------
Comments

















===============================================================================================================================
(right arrow) Signature of NCRR Rodent Import Officer                                | Date Signed
                                                                                     |
                                                                                     |
-------------------------------------------------------------------------------------------------------------------------------

NIH 2369-2 (Rev. 10/91)                                                                                           ATTACHMENT 10

NIH/ADAMHA Patent Policy Board May 22,1989 (OTT rev 1017/910

                         National Institutes of Health
              Alcohol, Drug Abuse and Mental Health Administration
                          MATERIAL TRANSFER AGREEMENT

This Material Transfer Agreement ("MTA") has been adopted for use by the National Institutes of Health ("NIH") and the Alcohol, Drug Abuse and Mental Health Administration (ADAMHA) in all transfers of research material ("Research Material") whether NIH or ADAMHA is identified below as its Provider or Recipient.

      5. Provider agrees to transfer to recipient's investigator named below the following Research Material:

--------------------------------------------------------------------------------
      2. THIS RESEARCH MATERIAL MAY NOT BE USED IN HUMAN SUBJECTS. This Research Material will only be used for research purposes by Recipient's investigator in his/her laboratory, for the Research Project described below, under suitable containment conditions. This Research Material will not be used for commercial purposes such as screening, production or sale, for which a commercialization license may be required. Recipient agrees to comply with all Federal rules and regulations applicable to the Research Project and the handling of the Research Material.

      2.(a) Are Research Materials of human origin?  ___ Yes   ___ No

      2.(b) If Yes in 2.(a), were Research Materials collected according to 45
CFR 46 "Protection of Human Subjects?"  ___ Yes  ___ No.   Please provide
Assurance Number: _________________.

      3. This Research Material will be used by recipient's investigator solely in connection with the following research project ('Research Project") described with specificity as follows (use an attachment page if necessary:
________________________________________________________________________________
________________________________________________________________________________

      4. In all oral presentations or written publications concerning the Research Project, Recipient will acknowledge Provider's contribution of this Research Material unless requested otherwise. To the extent permitted by law, Recipient agrees to treat in confidence, for a period of three (3) years from the date of its disclosure, any of Provider's written information about this Research Material that is stamped "CONFIDENTIAL," except for information that was previously known to recipient or that is or becomes publicly available or which is disclosed to Recipient without a confidentiality obligation. Recipient may publish or otherwise publicly disclose the results of the Research Project, but if Provider has given CONFIDENTIAL information to Recipient such public disclosure may be made only after Provider has had thirty (30) days to review the proposed disclosure, except when a shortened time period under court order or the Freedom of Information Act pertains.

      5. This Research Material represents a significant investment on the part of Provider, and is considered proprietary to Provider. Recipient's investigator therefore agrees to retain control over this Research Material, and further agrees not to transfer the Research Material to other people not under her or his direct supervision without advance written approval of Provider. Provider reserves the right to distribute the Research Material to others and to use it for its own purposes. When the Research Project is completed, or three (3) years have elapsed, whichever occurs first, the Research Material will be destroyed by Recipient or otherwise disposed of as mutually agreed by Provider and Recipient.

      6. This Research Material is provided as a service to the research community. IT IS BEING SUPPLIED TO RECIPIENT WITH NO WARRANTIES, EXPRESS OR IMPLIED, INCLUDING ANY

Material Transfer Agreement (NIH/ADAMHA)                          ATTACHMENT 11

NIH/ADAMHA Patent Policy Board May 22, 1989 (0TT rev 1017/910

WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE. Provider makes no representations that the use of the Research Material will not infringe any patent or proprietary rights of third parties.

      7. When Provider is the NIH/ADAMHA: Recipient shall retain title to any patent or other intellectual property rights in inventions made by its employees in the course of the Research Project Recipient agrees not to claim, infer, or imply Governmental endorsement of the Research Project, the institution or personnel conducting the Research Project or any resulting commercial product(s). Recipient agrees to hold the United States Government harmless and to indemnify the Government for all liabilities, demands, damages, expenses and losses arising out of Recipient's use for any purpose of the Research Material.

      8. When Recipient is the NIH/ADAMHA: The NIH/ADAMHA shall retain tit e to any patent or other intellectual property rights in, inventories made by its employees in the course of the Research Project. The NIH/ADAMHA are not authorized to promise rights in advance for inventions developed through this Research Project, except under a Cooperative Research and Development Agreement ("CRADA") pursuant to the Federal Technology Transfer Act of 1986. Except as may be accorded through Paragraph 9., below, Provider acquires no intellectual property rights under this MTA, but may apply for license rights to any patentable invention that might result from this Research Project. It is the intention of NIH/ADAMHA that Provider not be liable to NIH/ADAMHA for any claims or damages arising from NIH/ADAMHA's use of the Research Material; however, no indemnification is provided or intended.

      9. Pursuant to their "Policy Statement or Cooperative Research and Development Agreements and Intellectual Property Licensing," NIH and ADAMHA may permit their investigators to enter into CRADAs (and thereby promise an option to acquire intellectual property rights) in exchange for the contribution of "essential research materials ... not otherwise reasonably available." If the Research Material transferred by this MTA is so certified below, Provider and the NIH/ADAMHA (when Recipient) investigator should submit a formal CRADA for NIH/ADAMHA approval. For nongovernmental entities that regularly provide research materials to NIH or ADAMHA, it is suggested that a master CRADA be negotiated under which a certification below will suffice to invoke the provisions of the CRADA. If Provider and Recipient otherwise decide to engage in a cooperative research or development project using the Research Material, a formal CRADA must also be negotiated. For general inquiries regarding CRADAs or NIH/ADAMHA technology transfer policies, contact the Office of Invention Development at (301) 496-0750.

             For receipt of Research Material under this Paragraph, when a master CRADA governing material transfers is in effect between NIH or ADAMHA and Provider, the NIH/ADAMHA investigator must identify the CRADA by NIH/ADAMHA
reference number:                      , and provide a more detailed description
than in Paragraph 2., above, of the specific extent of activities within the overall Research Project to which the provisions of the CRADA will pertain (use an attachment page if necessary). Signature by the investigator and authorized official below constitutes certification that the Research Material transferred by this MTA is essential and not otherwise reasonably available for the following activities:
________________________________________________________________________________
________________________________________________________________________________
________________________________________________________________________________

      10. This MTA shall be construed in accordance with Federal law as applied by the Federal courts in the District of Columbia.

      11. Any additional _______________________________________________________
________________________________________________________________________________
________________________________________________________________________________

Material Transfer Agreement (NIH/ADAMHA)                          ATTACHMENT 11

NIH/ADAMHA Patent Policy Board May 22, 1989 (OTT rev 1017/910
================================================================================
Date:
      ___________________        ____________________________________________
                                 Recipient's Investigator and Title

Date:
      ___________________        ____________________________________________
                                 Authorized signature for Recipient and Title

Recipient's mailing address:
                             ________________________________________________

_____________________________________________________________________________

_____________________________________________________________________________

Date:
      ___________________        ____________________________________________
                                 Provider's Investigator and Title

Date:
      ___________________        ____________________________________________
                                 Authorized signature for Provider and Title

Provider's mailing address:
                             ________________________________________________

_____________________________________________________________________________

_____________________________________________________________________________



Material Transfer Agreement (NIH/ADAMHA)                          ATTACHMENT 11

                            ANIMAL INVENTORY SUMMARY
                                                             WEEK ENDING: (DATE)

--------------------------------------------------------------------------------
INVESTIGATOR               MICE RATS RABBITS   HAMSTERS
--------------------------------------------------------------------------------

                                  (INFORMATION)

--------------------------------------------------------------------------------

PRESENT TOTALS:

Animal Inventory Summary
November 1992

                                                                   ATTACHMENT 12


                                        ANIMAL MORTALITY SHEET

                                                                                    WEEK ENDING:  (DATE)

--------------------------------------------------------------------------------------------------------
DATE       DATE        DATE    STRAIN    SOURCE    SEX    CAGE      EAR TAG    NUMBER       INVESTIGATOR
REMOVED    RECEIVED    BORN                               NUMBER    NUMBER     DISCARDED
--------------------------------------------------------------------------------------------------------




                                             (INFORMATION)














--------------------------------------------------------------------------------------------------------
Animal Mortality Sheet
November 1992

                                                                                           ATTACHMENT 13