Form 10QSB
period 1997-11-30
DIAGNON CORP
filed 1998-01-14
CIK 719711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
[X]                      SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended November 30, 1997
                                               -----------------

                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
[ ]                          SECURITIES EXCHANGE ACT

        For the transition period from _______________ to _______________

                         Commission file number 0-13281
                                                -------


                               DIAGNON CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      State of Delaware                                          13-3078199
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

9600 Medical Center Drive, Rockville,  Maryland                    20850
--------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)

Issuer's telephone number, including area code (301) 251-2801

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirement for the past 90 days.

                          Yes  X                  No
                              ---                    ---

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 1,600,408 shares outstanding as of January 8, 1998.

Convertible Preferred Stock, $1.00 par value per share; authorized 500,000 shares; no shares outstanding as of January 8, 1998.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                               DIAGNON CORPORATION
                               -------------------

                                      INDEX
                                      -----

Part I.  Financial Information                                              Page
------------------------------                                              ----

  Item 1.  Financial Statements.

         Consolidated Balance Sheets, May 31, 1997 and
                  November 30, 1997  (Unaudited) . . . . . . . . . . . . . .  2

         Unaudited Statements of Consolidated Operations for
                  the Three Months Ended November 30, 1997 and
                  November 30, 1996  . . . . . . . . . . . . . . . . . . . .  3

         Unaudited Statements of Consolidated Operations for
                  the Six Months Ended November 30, 1997 and
                  November 30, 1996  . . . . . . . . . . . . . . . . . . . .  4

         Unaudited Statements of Consolidated Cash Flows
                  for the Six Months Ended November 30, 1997 and
                  November 30, 1996  . . . . . . . . . . . . . . . . . . . .  5

         Notes to Financial Statements   . . . . . . . . . . . . . . . . . .  6

         Item 2.  Management's Discussion and Analysis   . . . . . . . . . .  6

Part II.  Other Information
---------------------------

         Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . 9

         Item 4.  Submission of Matters to a Vote of
                         Security Holders  . . . . . . . . . . . . . . . . . 10

         Item 6.  Exhibits  . . . . . . . . . . . . . . . . . . . . . . . .  11

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
CONSOLIDATED BALANCE SHEETS, MAY 31, 1997 AND NOVEMBER 30, 1997 (UNAUDITED)
---------------------------------------------------------------------------

ASSETS                                                                        NOVEMBER 30,                     MAY 31,
------                                                                            1997                          1997
                                                                             -------------                 --------------
CURRENT ASSETS:
Cash and cash equivalents                                                    $      64,168                 $       62,638
Accounts receivable:
  Trade                                                                            875,942                      1,245,292
  Unbilled                                                                         585,225                        598,922
  Other                                                                             23,062                         49,999
Prepaid expenses                                                                   102,102                         76,444
Inventories                                                                         56,388                         44,961
Deferred income taxes - current                                                     50,000                         50,000
                                                                             -------------                 --------------
Total current assets                                                             1,756,887                      2,128,256
                                                                             -------------                 --------------
LOANS TO OFFICERS                                                                   90,000                         90,000
                                                                             -------------                 --------------
FIXED ASSETS:
Leasehold improvements                                                             713,560                        670,899
Furniture, fixtures and equipment                                                3,188,563                      2,985,508
                                                                             -------------                 --------------
Total                                                                            3,902,123                      3,656,407
Less accumulated depreciation
  and amortization                                                               2,325,332                      2,182,091
                                                                             -------------                 --------------
Fixed assets, net                                                                1,576,791                      1,474,316
                                                                             -------------                 --------------
DEFERRED INCOME TAXES - NONCURRENT                                                 837,800                        797,400
OTHER NONCURRENT ASSETS                                                            150,549                        204,549
                                                                             -------------                 --------------
TOTAL                                                                        $   4,412,027                 $    4,694,521
                                                                             =============                 ==============

LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                                              $     328,744                 $      536,120
Current maturities of long-term debt                                               135,971                        124,153
Accounts payable                                                                   192,173                        250,767
Accrued compensation and related costs                                             268,966                        292,956
Accrued income taxes                                                                 6,643                          5,543
Other accrued liabilities                                                           40,181                         12,641
                                                                             -------------                 --------------
Total current liabilities                                                          972,678                      1,222,180
LONG-TERM DEBT                                                                     201,746                        164,192
                                                                             -------------                 --------------
Total liabilities                                                                1,174,424                      1,386,372
                                                                             -------------                 --------------

STOCKHOLDERS' EQUITY
--------------------
Convertible preferred stock - par value of $1.00 per share: November 30, 1997,
500,000 shares, May 31, 1997, 325,000 shares authorized; no shares issued and outstanding
Common stock - par value of $.01 per share; 25,000,000 shares authorized;
1,600,408 shares issued; November 30, 1997, 899,505 shares, May 31, 1997,
899,707 shares outstanding                                                          16,004                         96,024
Additional paid-in capital                                                       7,475,035                      7,395,015
Accumulated deficit                                                             (3,625,568)                    (3,555,533)
                                                                             -------------                 --------------
Total                                                                            3,865,471                      3,935,506
Less - treasury stock November 30, 1997, 700,903
shares, May 31, 1997, 700,701 shares, at cost                                     (627,868)                      (627,357)
                                                                             -------------                 --------------
Total stockholders' equity                                                       3,237,603                      3,308,149
                                                                             -------------                 --------------
TOTAL                                                                        $   4,412,027                 $    4,694,521
                                                                             =============                 ==============


See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
-------------------------------------------------------
THREE MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996
----------------------------------------------------------

                                                                       NOVEMBER 30,                    NOVEMBER 30,
                                                                           1997                            1996
                                                                       ------------                    ------------
REVENUES AND SALES:
  Contract revenues                                                    $  2,308,620                    $  2,231,224
  Product sales                                                               5,580                           2,778
                                                                       ------------                    ------------
  Total Revenues and Sales                                                2,314,200                       2,234,002
                                                                       ------------                    ------------

OPERATING EXPENSES:
  Contract                                                                1,809,642                       1,640,955
  Cost of goods sold                                                          7,944                           1,736
  Research and development                                                   91,305                          87,818
  General and administrative                                                496,574                         446,699
                                                                       ------------                    ------------
  Total                                                                   2,405,465                       2,177,208
                                                                       ------------                    ------------

OPERATING (LOSS)/INCOME                                                     (91,265)                         56,794

INTEREST INCOME                                                               1,231                           1,791
INTEREST EXPENSE                                                            (12,537)                        (11,054)
                                                                       ------------                    ------------

(LOSS)/INCOME BEFORE INCOME TAX                                            (102,571)                         47,531

(CREDIT) PROVISION FOR INCOME TAX                                           (31,550)                         19,300
                                                                       ------------                    ------------

NET (LOSS)/INCOME                                                      $    (71,021)                   $     28,231
                                                                       ============                    ============

(LOSS)/INCOME PER SHARE                                                $      (0.08)                   $       0.03
                                                                       ============                    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                        899,620                         899,707
                                                                       ============                    ============



See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
-------------------------------------------------------
SIX MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996
--------------------------------------------------------


                                                                       NOVEMBER 30,                    NOVEMBER 30,
                                                                           1997                            1996
                                                                       ------------                    ------------
REVENUES AND SALES:
  Contract revenues                                                    $  4,644,761                    $  4,520,531
  Product sales                                                               6,653                           3,858
                                                                       ------------                    ------------
  Total Revenues and Sales                                                4,651,414                       4,524,389
                                                                       ------------                    ------------

OPERATING EXPENSES:
  Contract                                                                3,573,940                       3,368,516
  Cost of goods sold                                                         24,422                           2,356
  Research and development                                                  209,156                         169,552
  General and administrative                                                922,742                         887,262
                                                                       ------------                    ------------

  Total                                                                   4,730,260                       4,427,686
                                                                       ------------                    ------------

OPERATING (LOSS)/INCOME                                                     (78,846)                         96,703

INTEREST INCOME                                                               2,569                           3,592
INTEREST EXPENSE                                                            (24,658)                        (22,869)
                                                                       ------------                    ------------

(LOSS)/INCOME BEFORE INCOME TAX                                            (100,935)                         77,426

(CREDIT) PROVISION FOR INCOME TAX                                           (30,900)                         31,300
                                                                       ------------                    ------------

NET (LOSS)/INCOME                                                      $    (70,035)                   $     46,126
                                                                       ============                    ============

(LOSS)/INCOME PER SHARE                                                $      (0.08)                   $       0.05
                                                                       ============                    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                        899,663                         899,707
                                                                       ============                    ============



See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE
-------------------------------------------------------
SIX MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996
--------------------------------------------------------

                                                                                 Six Months Ended            Six Months Ended
                                                                                 November 30, 1997           November 30, 1996
                                                                                 -----------------           -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss)/Income                                                                $       (70,035)            $        46,126
                                                                                  ---------------             ---------------
  Adjustments to reconcile net (loss) income to net cash provided by (used for)
        operating activities:
    Depreciation and amortization                                                         143,241                     122,925
    Deferred income taxes                                                                 (40,400)                     15,000
    Decrease in accounts receivable                                                       409,984                      22,926
    Increase in prepaid expenses                                                          (25,658)                    (58,322)
    Increase in inventories                                                               (11,427)                       (394)
    Decrease (increase) in other assets                                                    54,000                     (15,000)
    Decrease in accounts payable and accrued expenses                                     (55,044)                   (150,709)
    Increase in income taxes payable                                                        1,100                      10,100
                                                                                  ---------------             ---------------

      Total adjustments                                                                   475,796                     (53,474)
                                                                                  ---------------             ---------------

 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                     405,761                      (7,348)
                                                                                  ---------------             ---------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                                    (135,676)                   (151,126)
                                                                                  ---------------             ---------------

 NET CASH USED FOR INVESTING ACTIVITIES                                                  (135,676)                   (151,126)
                                                                                  ---------------             ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net payments for fractional shares as a result of
  1 to 6 share reverse stock split                                                           (511)
 Net (payments) proceeds under line-of-credit agreement                                  (207,376)                     74,213
 Principal payments under capital lease obligations                                       (60,668)                    (55,213)
                                                                                  ---------------             ---------------

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                     (268,555)                     19,000
                                                                                  ---------------             ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        1,530                    (139,474)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           62,638                     218,543
                                                                                  ---------------             ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $        64,168             $        79,069
                                                                                  ===============             ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                                        $        24,994             $        22,283
                                                                                  ===============             ===============
  Income taxes                                                                    $         8,400             $         6,200
                                                                                  ===============             ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  The Company issued:
   Long-term debt issued in connection with capital
    leases                                                                        $       110,040
                                                                                  ===============


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Interim Financial Statements
----------------------------

In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts have been included. The results of operations for the quarter are not necessarily indicative of results for the year.

Inventories
-----------

Inventories are stated at the lower of cost or market.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------

In this second quarter of fiscal year 1998, Diagnon realized a net loss of ($71,021) totalling a net loss of ($70,035) for the first six months of fiscal year 1998. The loss for the quarter and the first six months of this fiscal year primarily resulting from one-time costs of $15,000 for the listing fee to the Chicago Stock Exchange and $25,000 for the termination fee related to the tabled private placement funding effort. Further contributing to the loss was approximately $37,300 of applied indirect costs on two completed contracts which caused the total incurred costs of each contract to exceed its funding. These indirect costs are currently not available for reimbursement and therefore revenue cannot be recognized. According to Federal Acquisition Regulations, the Company may be able to recover all or part of these costs after a government indirect cost audit for fiscal year 1998 has been completed.

During this quarter the following developments occurred:

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

o On October 22, 1997, the Company's shareholders voted to effect a one for six reverse stock split. This was a requirement to become listed on the Chicago Stock Exchange. On October 23, 1997, the Company became listed on the Chicago Stock Exchange.

o On November 1, 1997, BIOQUAL was awarded and began work on the sole source renewal of the NCI contract "Maintenance of an Animal Holding and Breeding Facility and Provision of Attendant Research Services". This four year contract totals $4,066,252.

o In light of the strengthened government business and the SBIR awards, a cash flow analysis was prepared. This analysis prompted the Board of Directors to decide to table the private placement funding effort under consideration while continuing to review the cash needs of the Company on a quarterly basis.

Results of Operations
---------------------

Three Months Comparison
-----------------------

For the three months of operations ended November 30, 1997 (the Company's second quarter), Contract Revenues increased by 3.5% due to increased contract activity. Product Sales increased to $5,580 from $2,778 from the prior year second quarter. Contract Operating Expenses increased 10.3% primarily due to 1) increased contract activity, 2) increased fringe benefits expenses incurred in fiscal year 1998, 3) increased costs associated with the production of the Company's product, Lyphomune(R), and 4) approximately $37,300 of applied indirect costs on two completed contracts which caused the total incurred costs of each contract to exceed its funding. These indirect costs are currently not available for reimbursement and therefore revenue cannot be recognized. According to Federal Acquisition Regulations, the Company may be able to recover all or part of these costs after a government indirect cost audit for fiscal year 1998 has been completed. Cost of Goods Sold increased to $7,944 from $1,736 in the second quarter of FY97. This increase was primarily due to increased sales of Lyphomune(R) during this quarter compared to the same quarter in FY97. Research and Development (R&D) expenses increased to $91,305 compared to $87,818 in the second quarter of FY97. This increase was primarily due to increased costs associated with the Company's ongoing Helicobacter pylori research program. General and Administrative Expenses (G&A) increased 11.2% compared to the prior year primarily due to a $25,000 fee for terminating the private placement funding effort with Slusser Associates (SA) and a $15,000 fee for listing on the Chicago Stock Exchange (CHX). Total Operating Expenses increased 10.5% primarily due to the above.

Operating Income decreased $148,059 to an operating loss of ($91,265) compared to the prior year operating income of $56,794. This loss was primarily due to the incurrence of the one-time costs mentioned above (the $25,000 SA termination fee, the $15,000 CHX listing fee, and the $37,300 cost overrun on two contracts) in addition to Operating Expenses increasing at a greater rate than Operating Revenues and Product Sales.

For this quarter, Diagnon had interest expense of $12,537 compared to interest expense of $11,054 in the second quarter of the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax benefit of $40,950 for the three months ended November 30, 1997. The Company provided for state income tax which is estimated at $9,400. State income tax expense is reimbursable under government contracting regulations.

For comparison purposes, all share and per share data in the financial statements have been retroactively adjusted to reflect the one for six share reverse stock split effected on October 22, 1997.

Six Months Comparison
---------------------

For the six months of operations ended November 30, 1997, Contract Revenues increased by 2.7% compared to the prior year primarily due to increased contract activity. Product Sales increased to $6,653 from $3,858 from the first six months of the prior year. Contract Operating Expenses increased 6.1% primarily due to 1) increased contract activity, 2) increased fringe benefits expenses incurred in fiscal year 1998, 3) increased costs associated with the production of the Company's product, Lyphomune(R), and 4) approximately $37,300 of applied indirect costs on two completed contracts which caused the total incurred costs of each contract to exceed its funding. These indirect costs are currently not available for reimbursement and therefore revenue cannot be recognized. According to Federal Acquisition Regulations, the Company may be able to recover all or part of these costs after a government indirect cost audit for fiscal year 1998 has been completed. Cost of Goods Sold increased to $24,422 from $2,356 through the first six months of the fiscal year. This increase was primarily due to the expensing, from inventory, of 147 units of Lyphomune(R) used in a sales promotion and increased sales during this fiscal year. General and Administrative Expenses increased 4.0% compared to the prior year primarily due to the $25,000 fee for terminating the private placement funding effort with SA and the $15,000 fee for listing on the CHX as discussed in the Three Months Comparison. Total Operating Expenses increased 6.8%, due to the above.

Operating Income decreased $175,549 to an operating loss of ($78,846) compared to the prior year operating income of $96,703. This loss was primarily due to the incurrence of the one-time costs mentioned above (the $25,000 SA termination fee, the $15,000 CHX listing fee, and the $37,300 cost overrun on two contracts) in addition to Operating Expenses increasing at a greater rate than Operating Revenues and Product Sales.

For the six months of this fiscal year, Diagnon had interest expense of $24,658 compared to interest expense of $22,869 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax benefit of $40,400 for the six months ended November 30, 1997. The Company provided for state income tax which is estimated at $9,500. State income tax expense is reimbursable under government contracting regulations.

For comparison purposes, all share and per share data in the financial statements have been retroactively adjusted to reflect the one for six share reverse stock split effected on October 22, 1997.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in Cash and Cash Equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Accounts Receivable have decreased by $409,984 primarily consisting of 1) a $369,350 decrease to Trade Receivables reflecting a faster collection rate compared to the collection rate of at the end of the previous fiscal year end, 2) a decrease of $13,697 to Unbilled Accounts Receivable primarily due to the billing of $52,126 of previously unbilled contract fee retention in November, offset by an increase of $39,743 in reimbursable indirect rate variances for the first six months of fiscal year 1998, and 3) a $26,126 decrease to Other Accounts Receivable primarily due to the collection of a prior year receivable from the Medical Center Drive facility landlord. Other Noncurrent Assets decreased $54,000 due to the completion of a nonhuman primate housing order from the previous fiscal year.

The decreases above were partially offset by 1) an increase in Prepaid Expenses of $25,658 primarily due to the prepayment of real estate and personal property taxes, and 2) an increase in Fixed Assets, net of Accumulated Depreciation and Amortization, of $102,475 reflecting fixed asset purchases of $245,716 (mainly nonhuman primate housing units and laboratory and production equipment) offset by depreciation and amortization of $143,241 during this six month period. The balance of the decrease is due to other miscellaneous factors.

Liabilities

In the first six months of operations, Total Liabilities decreased $211,948. This decrease is primarily attributable to 1) a decrease in Borrowings Under Line-of-Credit of $207,376 reflecting the collection of Trade Receivables, 2) a $58,594 decrease to Accounts Payable, and 3) a decrease in Accrued Compensation and Related Costs of $23,990.

The decreases above are partially offset by 1) an increase to Long-Term Debt of $49,372 related to a capital lease of $110,040 for nonhuman primate housing units at the Research Boulevard facility, offset by $60,668 of payments on capital leases and 2) a $27,540 increase to Other Accrued Liabilities. The balance of the decrease is due to other miscellaneous factors.

Stockholders' Equity

On October 22, 1997, the Company's shareholders affirmatively voted to effect a reverse split of the shares of the Common Stock in which each six shares of Common Stock became one share of Common Stock. The Company's Common Stock shares decreased from 9,602,452 shares issued to 1,600,408 shares issued, outstanding shares decreased from 5,398,244 shares to 899,505 shares, while the Treasury stock decreased from 4,204,208 shares to 700,903 shares. Fractional shares, as a result of the reverse split, were repurchased by the Company and recorded as Treasury Stock.

The Company believes it has sufficient cash and financing sources to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

PART II.  Other Information

Item 1.  LEGAL PROCEEDINGS

On September 3, 1997 Lourdes Weisgerber, a former employee, filed a Complaint in The United States District Court for the District of Maryland (Southern Division) Case No. PJM 972970 alleging that BIOQUAL, Inc. violated her employment rights under the Americans With Disabilities Act. This allegation was previously reported as an administrative law matter within the Equal Employment Opportunity Commission (EEOC) and the Montgomery County Human Relations Commission. The investigation conducted by the Montgomery County Human Relations Commission found no discrimination. Ms. Weisgerber asked for and received a Notice of Right to Sue upon the dismissal of the administrative complaint by Montgomery County and the EEOC. The Plaintiff has sued for backpay, emotional distress, pain and suffering, punitive damages, and attorneys' fees and costs. While the Company intends to defend this action vigorously and believes that it will not have a material effect on its financial condition, it can not give any assurance of the results of this pending litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting  - October 22, 1997

Election of Directors

         Four directors were elected:

                                         For         Withheld
                                      ---------      --------
         J. Thomas August, M.D.       3,484,732        3,815
         Charles C. Francisco         3,485,532        3,015
         Charles F. Gauvin            3,485,532        3,015
         John C. Landon, Ph.D.        3,484,732        3,815

There were no other directors whose term of office as a director continued after the meeting.

Other Matters Voted Upon at the Meeting

         Proposal 2   To approve the appointment of Deloitte & Touche LLP as
         independent public accountants for the Company.

         Affirmative Votes          3,486,497
         Negative Votes                 1,200
         Abstain                          400

         Proposal 3   To amend the Company's 1988 Stock Option Plan.

         Affirmative Votes          3,471,542
         Negative Votes                16,405
         Abstain                          600

         Proposal 4   To adopt a new stock option plan.

         Affirmative Votes          3,337,492
         Negative Votes               150,455
         Abstain                          600

         Proposal 5    To amend the Certificate of Incorporation to authorize,
         ratify, and approve the issuance of 17,390 shares of Common Stock.

         Affirmative Votes          3,466,442
         Negative Votes                19,855
         Abstain                        2,250

         Proposal 6    To amend and restate the Certificate of Incorporation (i)
         to eliminate the authorization to issue 325,000 shares of Convertible Preferred Stock, all of which was previously issued and converted to Common Stock, and (ii) to authorize the issuance of 500,000 shares of new Preferred Stock.

         Affirmative Votes          3,102,402
         Negative Votes               383,895
         Abstain                        2,250

         Proposal 7    To amend and restate the Certificate of Incorporation (i)
         to effect a reverse split of the shares of the Common Stock in which each six shares of Common Stock shall become one share of Common Stock, and (ii) to establish the number of authorized shares of Common Stock at 25,000,000.

         Affirmative Votes          3,338,762
         Negative Votes               147,735
         Abstain                        2,050

Item 6.  EXHIBITS

         Exhibits filed
         --------------

         (10) (a)  Government Contracts.
                   --------------------

                   1.  Title:             Maintenance of an Animal Holding and
                                          Breeding Facility and Provision of
                                          Attendant Research Services.
                       Institute:         National Cancer Institute
                       Dates Funded:      11/1/97 - 10/31/01

              (b)  The Company's 1998 Stock Option Plan, adopted October 22,
                   1997.

         Exhibits incorporated by reference to the Company's FORM 8-A filed
         ------------------------------------------------------------------
         on October 22, 1997.
         --------------------

         (3) (i) Second Amended and Restated Certificate of Incorporation dated October 22, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DIAGNON CORPORATION



DATE  January 13, 1998                  /s/ John C. Landon
     --------------------               --------------------------------
                                        Chairman of the Board,
                                        President and Chief Executive
                                        Officer


DATE  January 13, 1998                  /s/ Michael P. O'Flaherty
     --------------------               --------------------------------
                                        Chief Operating Officer and
                                        Secretary


DATE  January 13, 1998                  /s/ David A. Newcomer
     --------------------               --------------------------------
                                        Chief Financial Officer

                                    EXHIBITS