Form 10QSB
period 1998-02-28
DIAGNON CORP
filed 1998-04-14
CIK 719711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(MARK ONE)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM              TO

                COMMISSION FILE NUMBER 0-13281


                              DIAGNON CORPORATION
       -----------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


      STATE OF DELAWARE                        13-3078199
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)


9600 MEDICAL CENTER DRIVE, ROCKVILLE,  MARYLAND      20850
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)         (ZIP  CODE)


ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (301) 251-2801


                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
LAST REPORT)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS.

                  YES  X                  NO
                      ---                    ---

COMMON STOCK, $.01 PAR VALUE PER SHARE; AUTHORIZED 25,000,000 SHARES; 1,600,408 SHARES OUTSTANDING AS OF APRIL 8, 1998.

CONVERTIBLE PREFERRED STOCK, $1.00 PAR VALUE PER SHARE; AUTHORIZED 500,000 SHARES; NO SHARES OUTSTANDING AS OF APRIL 8, 1998.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES      NO  X
                                                                ---     ---

                              DIAGNON CORPORATION
                              -------------------

                                      INDEX
                                      -----

Part I.  Financial Information                                         Page
------------------------------                                         ----

  Item 1.  Financial Statements.

         Consolidated Balance Sheets, May 31, 1997 and
                  February 28, 1998  (Unaudited) . . . . . . . . . . .   2

         Unaudited Statements of Consolidated Operations for
                  the Three Months Ended February 28, 1998 and
                  February 28, 1997  . . . . . . . . . . . . . . . . .   3

         Unaudited Statements of Consolidated Operations for
                  the Nine Months Ended February 28, 1998 and
                  February 28, 1997  . . . . . . . . . . . . . . . . .   4

         Unaudited Statements of Consolidated Cash Flows
                  for the Nine Months Ended February 28, 1998 and
                  February 28, 1997  . . . . . . . . . . . . . . . . .   5

         Notes to Financial Statements . . . . . . . . . . . . . . . .   6

  Item 2.  Management's Discussion and Analysis  . . . . . . . . . . .   6


Part II.  Other Information
---------------------------

  Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . .   9

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, MAY 31, 1997 AND FEBRUARY 28, 1998 (UNAUDITED)


ASSETS                                                          FEBRUARY 28,            MAY 31,
                                                                    1998                 1997
                                                               ------------          ------------
CURRENT ASSETS:
Cash and cash equivalents                                      $     64,965          $     62,638
Accounts receivable:
  Trade                                                           1,240,814             1,245,292
  Unbilled                                                          514,360               598,922
  Other                                                              22,923                49,999
Prepaid expenses                                                     95,883                76,444
Inventories                                                          28,563                44,961
Deferred income taxes - current                                      50,000                50,000
                                                               ------------          ------------
Total current assets                                              2,017,508             2,128,256
                                                               ------------          ------------
LOANS TO OFFICERS                                                    90,000                90,000
                                                               ------------          ------------
FIXED ASSETS:
Leasehold improvements                                              737,913               670,899
Furniture, fixtures and equipment                                 3,058,396             2,985,508
                                                               ------------          ------------
Total                                                             3,796,309             3,656,407
Less accumulated depreciation
  and amortization                                                2,252,104             2,182,091
                                                               ------------          ------------
Fixed assets, net                                                 1,544,205             1,474,316
                                                               ------------          ------------
DEFERRED INCOME TAXES - NONCURRENT                                  824,300               797,400
OTHER NONCURRENT ASSETS                                             150,549               204,549
                                                               ------------          ------------
TOTAL                                                          $  4,626,562          $  4,694,521
                                                               ============          ============

LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                                $    500,324          $    536,120
Current maturities of long-term debt                                135,971               124,153
Accounts payable                                                    355,962               250,767
Accrued compensation and related costs                              205,114               292,956
Accrued income taxes                                                  6,543                 5,543
Other accrued liabilities                                             9,500                12,641
                                                               ------------          ------------
Total current liabilities                                         1,213,414             1,222,180
LONG-TERM DEBT                                                      164,675               164,192
                                                               ------------          ------------
Total liabilities                                                 1,378,089             1,386,372
                                                               ------------          ------------

STOCKHOLDERS' EQUITY
--------------------
Convertible preferred stock - par value of $1.00 per
share: February 28, 1998, 500,000 shares, May 31,
1997, 325,000 shares authorized; no shares issued and
outstanding

Common stock - par value of $.01 per share;
25,000,000 shares authorized; 1,600,408 shares
issued; February 28, 1998, 899,505 shares, May 31,                   16,004               96,024
1997, 899,707 shares outstanding

Additional paid-in capital                                        7,475,035             7,395,015
Accumulated deficit                                              (3,614,698)           (3,555,533)
                                                               ------------          ------------
Total                                                             3,876,341             3,935,506
Less - treasury stock February 28, 1998, 700,903
shares, May 31, 1997, 700,701 shares, at cost                      (627,868)             (627,357)
                                                               ------------          ------------
Total stockholders' equity                                        3,248,473             3,308,149
                                                               ------------          ------------
TOTAL                                                          $  4,626,562          $  4,694,521
                                                               ============          ============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

                                               FEBRUARY 28,     FEBRUARY 28,
                                                   1998             1997
                                               ------------     ------------
REVENUES AND SALES:
  Contract revenues                            $  2,542,915     $  2,252,066
  Product sales                                      45,373           12,908
                                               ------------     ------------
  Total Revenues and Sales                        2,588,288        2,264,974
                                               ------------     ------------

OPERATING EXPENSES:
  Contract                                        1,939,012        1,761,634
  Cost of goods sold                                 58,329           13,002
  Research and development                           89,706           74,516
  General and administrative                        452,366          402,017
                                               ------------     ------------

  Total                                           2,539,413        2,251,169
                                               ------------     ------------

OPERATING INCOME                                     48,875           13,805

INTEREST INCOME                                       1,351            1,165
INTEREST EXPENSE                                    (16,456)         (10,342)
                                               ------------     ------------

INCOME BEFORE INCOME TAX                             33,770            4,628

PROVISION FOR INCOME TAX                             22,900            1,500
                                               ------------     ------------

NET INCOME                                     $     10,870     $      3,128
                                               ============     ============

BASIC EARNINGS PER SHARE                       $       0.01     $       0.00
                                               ============     ============
DILUTED EARNINGS PER SHARE                     $       0.01     $       0.00
                                               ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING FOR BASIC EPS                         899,505          899,707

EFFECT OF DILUTIVE SECURITIES -
  OPTIONS                                             7,536           13,350
                                               ------------     ------------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING + DILUTIVE OPTIONS FOR
  DILUTED EPS                                       907,041          913,057
                                               ============     ============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
NINE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

                                               FEBRUARY 28,     FEBRUARY 28,
                                                  1998             1997
                                               ------------     ------------
REVENUES AND SALES:
  Contract revenues                            $  7,187,676     $  6,772,597
  Product sales                                      52,026           16,766
                                               ------------     ------------
  Total Revenues and Sales                        7,239,702        6,789,363
                                               ------------     ------------

OPERATING EXPENSES:
  Contract                                        5,512,953        5,130,150
  Cost of goods sold                                 82,751           15,358
  Research and development                          298,861          244,068
  General and administrative                      1,375,108        1,289,279
                                               ------------     ------------

  Total                                           7,269,673        6,678,855
                                               ------------     ------------

OPERATING (LOSS)/INCOME                             (29,971)         110,508

INTEREST INCOME                                       3,920            4,757
INTEREST EXPENSE                                    (41,114)         (33,211)
                                               ------------     ------------

(LOSS)/INCOME BEFORE INCOME TAX                     (67,165)          82,054

(CREDIT)/PROVISION FOR INCOME TAX                    (8,000)          32,800
                                               ------------     ------------

NET (LOSS)/INCOME                              $    (59,165)    $     49,254
                                               ============     ============

BASIC (LOSS)/EARNINGS PER SHARE                $      (0.07)    $       0.05
                                               ============     ============
DILUTED (LOSS)/EARNINGS PER SHARE              $      (0.07)    $       0.05
                                               ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING FOR BASIC EPS                         899,611          899,707

EFFECT OF DILUTIVE SECURITIES -
  OPTIONS                                                             13,305
                                               ------------     ------------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING + DILUTIVE OPTIONS FOR
  DILUTIVE EPS                                      899,611          913,057
                                               ============     ============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE
NINE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

                                                                    FEBRUARY 28, 1998         FEBRUARY 28, 1997
                                                                    -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) Income                                                   $       (59,165)          $        49,254
                                                                     ---------------           ---------------
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                                            217,885                   190,017
    Deferred income taxes                                                    (26,900)                    9,400
    Decrease (increase) in accounts receivable                               116,116                  (485,857)
    Increase in prepaid expenses                                             (19,439)                  (41,960)
    Decrease in inventories                                                   16,398                    12,290
    Decrease in other assets                                                  54,000
    Increase (decrease) in accounts payable and accrued
     expenses                                                                 14,212                  (128,418)
    Increase in income taxes payable                                           1,000                     2,283
                                                                     ---------------           ---------------

      Total Adjustments                                                      373,272                  (442,245)
                                                                     ---------------           ---------------

 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                        314,107                  (392,991)
                                                                     ---------------           ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                       (177,734)                 (356,011)
                                                                     ---------------           ---------------

 NET CASH USED FOR INVESTING ACTIVITIES                                     (177,734)                 (356,011)
                                                                     ---------------           ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net payments for fractional shares as a result of
  1 to 6 share reverse stock split                                              (511)
 Net (payments) proceeds under line-of-credit agreement                      (35,796)                  690,231
 Principal payments under capital lease obligations                          (97,739)                  (83,968)
                                                                     ---------------           ---------------

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                        (134,046)                  606,263
                                                                     ---------------           ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,327                  (142,739)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              62,638                   218,543
                                                                     ---------------           ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $        64,965           $        75,804
                                                                     ===============           ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                           $        39,733           $        31,199
                                                                     ===============           ===============
  Income taxes                                                       $        12,400           $        15,900
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------
In this third quarter of fiscal year 1998, Diagnon realized a net income of $10,870. For the first nine months of fiscal year 1998, Diagnon has a net loss of ($59,165). The loss for the nine month period is primarily due to one-time costs of $15,000 for the listing fee to the Chicago Stock Exchange and $25,000 for the termination fee related to the tabled private placement funding effort incurred in the second quarter of fiscal year 1998. Further contributing to the loss was approximately $37,300 of applied indirect costs on two completed contracts which caused the total incurred costs of each contract to exceed its funding (this also occurred in the second quarter of fiscal year 1998). These indirect costs are currently not available for reimbursement and therefore revenue cannot be recognized. According to Federal Acquisition Regulations, the Company may be able to recover all or part of these costs after a government indirect cost audit for fiscal year 1998 has been completed.

Results of Operations
---------------------

Three Months Comparison
-----------------------
For the three months of operations ended February 28, 1998 (the Company's third quarter), Contract Revenues increased by 12.9% compared to the prior year. The increase is primarily due to increased contract activity including the billing of approximately $119,000 of contract procured equipment and $37,800 for a contract toxicology study. Product Sales increased to $45,373 from $12,908 from the prior year third quarter. Contract Operating Expenses increased 10.1% primarily due to 1) increased contract activity, 2) the purchase of approximately $119,000 of contract procured equipment and $37,800 for a contract toxicology study during the third quarter of fiscal year 1998 and 3) costs incurred associated with the production of the Company's product Lyphomune(R). Cost of Goods Sold increased to $58,329 from $13,002 in the third quarter of FY97. This increase was primarily due to increased sales of Lyphomune(R) during this quarter compared to the same quarter in FY97 and the expensing, from inventory, of 118 units of Lyphomune(R) used in an on-going sales promotion during this quarter. Research and Development (R&D) expenses increased to $89,706 compared to $74,516 in the third quarter of FY97. This increase was primarily due to increased costs associated with the Company's ongoing Helicobacter pylori research program. General and Administrative (G&A) Expenses increased 12.5% compared to the prior fiscal year primarily due to $29,842 in legal and transfer agent fees. Total Operating Expenses increased 12.8% due to the above.

For this quarter, Diagnon had Operating Income of $48,875 compared to $13,805 in the prior year primarily due to Operating Revenues and Product Sales increasing at a greater rate than Operating Expenses.

For this quarter, Diagnon had interest expense of $16,456 compared to interest expense of $10,342 in the third quarter of the prior year. The increase is primarily attributable to increased average Borrowings Under Line-of-Credit.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $13,500 for the three months ended February 28, 1998. The Company provided for state income tax which is estimated at $9,400. State income tax expense is reimbursable under government contracting regulations.

For comparison purposes, all share and per share data in the financial statements have been retroactively adjusted to reflect the one-for-six share reverse stock split effected on October 22, 1997.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 59,345 shares of common stock at prices ranging from $1.80 per share to $3.375 per share were outstanding at February 28, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares. Options to purchase 30,502 shares of common stock at prices ranging from $2.26875 per share to $3.375 per share were outstanding at February 28, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares.

Nine Months Comparison
----------------------
For the nine months of operations ended February 28, 1998, Contract Revenues increased by 6.1% compared to the prior year primarily due to increased contract activity including the billing of approximately $119,000 of contract procured equipment and $37,800 for a contract toxicology study. Product Sales increased to $52,026 from $16,766 from the first nine months of the prior year. Contract Operating Expenses increased 7.5% primarily due to 1) increased contract activity, 2) the purchase of approximately $119,000 of contract procured equipment and $37,800 for a contract toxicology study during the third quarter of fiscal year 1998, 3) costs incurred associated with the production of the company's product Lyphomune(R), and 4) approximately $37,300 of applied indirect costs on two completed contracts which caused the total incurred costs of each contract to exceed its funding. These indirect costs are currently not available for reimbursement and therefore revenue cannot be recognized. According to Federal Acquisition Regulations, the Company may be able to recover all or part of these costs after a government indirect cost audit for fiscal year 1998 has been completed. Cost of Goods Sold increased to $82,751 from $15,358 through the first nine months of the fiscal year. This increase was primarily due to increased sales of Lyphomune(R) during this nine month period compared to the same period in FY97 and the expensing, from inventory, of 265 units of Lyphomune(R) used in an on-going sales promotion. General and Administrative Expenses increased 6.7% compared to the prior year primarily due to the $25,000 fee for terminating the private placement funding effort with Slusser Associates, Inc. (SA) and the $15,000 fee for listing on the CHX incurred in the second quarter of fiscal year 1998 and $29,842 in legal and transfer agent fees as discussed in the Three Months Comparison. Total Operating Expenses increased 8.8%, due to the above.

During this nine months, Operating Income decreased $140,479 to an operating loss of ($29,971) compared to the prior year operating income of $110,508. This loss was primarily due to the incurrence of the one-time costs mentioned above (the $25,000 SA termination fee, the $15,000 CHX listing fee, and the $37,300 cost overrun on two contracts) in addition to Operating Expenses increasing at a greater rate than Operating Revenues and Product Sales.

For the nine months of this fiscal year, Diagnon had interest expense of $41,114 compared to interest expense of $33,211 in the prior year. The increase is primarily attributable to increased average borrowings under Line-of-Credit.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax benefit of $26,900 for the nine months ended February 28, 1998. The Company provided for state income tax which is estimated at $18,900. State income tax expense is reimbursable under government contracting regulations.

For comparison purposes, all share and per share data in the financial statements have been retroactively adjusted to reflect the one-for-six share reverse stock split effected on October 22, 1997.

Earnings Per Share (EPS) - For the nine month comparison, due to the net loss recorded for the nine month period ended February 28, 1998, all outstanding options (72,351) to purchase shares of common stock are not included in the computation of diluted EPS because the options are antidilutive. Options to purchase 30,502 shares of common stock at prices ranging from $2.26875 per share to $3.375 per share outstanding at February 28, 1997 were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in Cash and Cash Equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Accounts Receivable have decreased by $116,116 consisting primarily of 1) a decrease of $4,478 to Trade Receivables,
2) a decrease of $84,562 to Unbilled Accounts Receivable primarily due to the billing of $60,420 of previously unbilled contract fee retention in November, a $164,354 decrease in prior year unbilled direct costs that were billed in June 1997 offset by a $94,539 accrual of current period unbilled direct costs to be billed during the fourth quarter of fiscal year 1998, a $18,027 accrual of contract fee retention to be billed at the completion of the respective contracts and an increase of $27,646 in reimbursable indirect rate variances for the first nine months of fiscal year 1998, and 3) a $27,076 decrease to Other Accounts Receivable primarily due to the collection of a prior year receivable from the Medical Center Drive facility landlord. Other Noncurrent Assets decreased $54,000 due to the completion of a nonhuman primate housing order from the previous fiscal year.

The decreases above were partially offset by 1) an increase in Prepaid Expenses of $19,439 primarily due to the prepayment of real estate and personal property taxes, and 2) an increase in Fixed Assets, net of Accumulated Depreciation and Amortization, of $69,889 reflecting fixed asset purchases of $287,774 (mainly nonhuman primate housing units and laboratory and production equipment) reduced by a $147,872 fully depreciated equipment write off and disposal during this quarter offset by depreciation and amortization of $217,885 during this nine month period reduced by the $147,872 fully depreciated equipment write off previously mentioned. The balance of the decrease is due to other miscellaneous factors.

Liabilities

In the first nine months of operations, Total Liabilities decreased $8,283. This decrease is primarily attributable to 1) a decrease to Borrowings Under Line-of-Credit of $35,796 and 2) a decrease in Accrued Compensation and Related Costs of $87,842 reflecting a shorter accrual period this quarter when compared to the prior year end.

The decreases above are partially offset by 1) an increase to Long-Term Debt of $12,301 related to a capital lease of $110,040 for nonhuman primate housing units at the Research Boulevard facility, offset by $97,739 of payments on capital leases and 2) a $105,195 increase to Accounts Payable primarily reflecting a $90,000 purchase of contract equipment. The balance of the decrease is due to other miscellaneous factors.

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

Part II.  Other Information

Item 1.  LEGAL PROCEEDINGS

On September 3, 1997 Lourdes Weisgerber, a former employee, filed a Complaint in the United States District Court for the District of Maryland (Southern Division) Case No. PJM 972970 alleging that BIOQUAL, Inc. violated her employment rights under the Americans With

Disabilities Act. This allegation was previously reported as an administrative law matter within the Equal Employment Opportunity Commission (EEOC) and the Montgomery County Human Relations Commission. The investigation conducted by the Montgomery County Human Relations Commission found no discrimination. Ms. Weisgerber asked for and received a Notice of Right to Sue upon the dismissal of the administrative complaint by Montgomery County and the EEOC. The Plaintiff has sued for backpay, emotional distress, pain and suffering, punitive damages, and attorneys' fees and costs. The case is now in the discovery phase. While the Company intends to continue to defend this action vigorously and believes that it will not have a material effect on its financial condition, it can not give any assurance of the results of this pending litigation.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DIAGNON CORPORATION

DATE  April 13, 1998                        /s/ John C. Landon, Ph.D.
     ____________________                   _________________________
                                            Chairman of the Board,
                                            President and Chief Executive
                                            Officer


DATE  April 13, 1998                        /s/ Michael P. O'Flaherty
     ____________________                   _________________________
                                            Chief Operating Officer and
                                            Secretary


DATE  April 13, 1998                        /s/ David A. Newcomer
     ____________________                   _________________________
                                            Chief Financial Officer