Form 10KSB
period 1998-05-31
DIAGNON CORP
filed 1998-08-28
CIK 719711

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended May 31, 1998

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
            For the transition period from              to
                                           ------------    ------------

                 Commission file number      0-13281
                                         ---------------

                              DIAGNON CORPORATION
               --------------------------------------------------
                 (Name of small business issuer in its charter)

      State of Delaware                                          13-3078199
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

9600 Medical Center Drive, Rockville, Maryland                          20850
----------------------------------------------                        ----------
   (Address of principal executive office)                            (Zip Code)

Issuer's telephone number, including area code     (301) 251-2801
                                                ---------------------

Securities registered under Section 12(b) of the Exchange Act:

                                             Name of each exchange on
       Title of class                            which registered

Common Shares $.01 Par Value                  Chicago Stock Exchange
----------------------------                  ------------------------

      Securities registered under Section 12(g) of the Exchange Act:

                                      None
                   -----------------------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                                                      ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---
The issuer's revenues for the fiscal year ended May 31, 1998 were $9,924,386.

The aggregate market value of voting stock held by non-affiliates, valued using the average closing bid-and-ask prices at July 24, 1998 is $846,071.

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 899,672 shares outstanding as of July 24, 1998.

Convertible Preferred Stock, $1.00 par value per share; authorized 500,000 shares; no shares outstanding as of July 24, 1998.

Documents Incorporated by Reference: Parts III and IV -Exhibits to Registration Statement dated July 13, 1983 and Form 10-K and 10-KSB for the fiscal years ended May 31, 1986, 1989, 1990, 1991, 1992, 1994, 1995, 1996 and 1997.

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

Beginning with fiscal year 1988, the Company has reported a profit before income tax each year. Beginning in 1994, Company management, recognizing the limited number of new NIH contract opportunities, has concentrated on maintaining its core base of long-term contracts, competing on new opportunities when available, and concurrently pursuing other related business elements.

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

In fiscal year 1996, the Company's research and development activities in cancer treatment and drug delivery and purified Immunoglobulin G (IgG) products were assigned to the Company's Corporate Support Services (now the Division of Bioresearch) business element and the first IgG product, equine IgG was introduced. Immunoglobulins used therapeutically provide passive immunity against infectious diseases.

At the end of fiscal year 1997, the Company reorganized into five divisions to more fully reflect and manage the new business focuses. These are: Division of Primate Biology and Medicine, Division of Laboratory Animal Sciences, Division of Reproductive Endocrinology and Toxicology, Division of Bioresearch and the Division of Neurobiology and Behavior.

On October 22, 1997, the Company's shareholders voted to effect a one for six reverse stock split. This was to fulfil a requirement to become listed on the Chicago Stock Exchange. On October 23, 1997, the Company became listed on the Chicago Stock Exchange.

CURRENT OPERATIONS

The Company is currently comprised of two subsidiaries, the above mentioned currently inactive ET and, BIOQUAL, Inc.

Administratively, the Company's current business is divided into five elements corresponding to the business emphases of the following divisions:

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

Financially, the Company combines the first three divisions as they are co-located in the Medical Center Dr. facility and all division's of BIOQUAL. The Division of Bioresearch is also located at the Medical Center Dr. facility, however, it is accounted for separately from the first three divisions as it is a division of Diagnon. The Division of Primate Biology and Medicine is located in the Research Blvd. facility.

BIOQUAL plans to bid on renewals for its contracts as they come up for recompetition.

The Government is the major source of funding for all of BIOQUAL's services. All of BIOQUAL's contracts are subject to renegotiation of profits or termination at the election of the Government. Termination of a contract or failure to win a renewal competition adversely affects the Company's revenues and operating capital until the vacated facility space is taken up by another contract.

    MEDICAL CENTER DR. FACILITY - DIVISIONS OF LABORATORY ANIMAL SCIENCES AND
    -------------------------------------------------------------------------
    REPRODUCTIVE ENDOCRINOLOGY AND TOXICOLOGY
    -----------------------------------------

For the past twenty-three years, BIOQUAL, Inc. (through its Medical Center Dr. Division from February 25, 1991 until May 31, 1997 and presently as the Divisions of Laboratory Animal Sciences and Reproductive Endocrinology and Toxicology) has operated cost-plus-fixed-fee ("CPFF") contracts for the United States Government (the "Government") to provide research and services in the areas of cancer, immunology, transgenics, allophenic development, contraception and congenic animal breeding. Currently, the three divisions operate five contracts which generate more than 85% of the division's revenue:

    1. Maintenance of an Animal Holding Facility and provision of Attendant Research Services. (ends 10/31/01)

    2. Facility for Preparing and Housing Virus Infected Mice, Genetically Manipulated Mice and Chimeric Mice. (ends 9/30/01)

    3. Biological Testing Facility. (Efficacy and Safety of Reproductive Compounds) (ends 6/30/01)

    4. Provide Animal Housing/Maintenance/Bleeds/Immunizations as Specified Herein. (ends 2/20/02)

    5. Development of New Methods and Strategies for Diagnosis, Treatment and Prevention of Invasive Fungal Infection in Patients with Cancer and HIV Infection. (ends 09/30/99)

Contract revenues are charged on the basis of direct labor and supplies provided by these divisions. Due to the relatively constant required level of effort on the contracts, revenue is evenly spread over each month of the year. The Government traditionally pays promptly (barring any unforeseen circumstances such as a government shut-down). The divisions' revenues totalled $5,190,955 for the most recent fiscal year.

    MEDICAL CENTER DRIVE FACILITY - DIVISION OF NEUROBIOLOGY AND BEHAVIOR
    ---------------------------------------------------------------------

The Division of Neurobiology and Behavior is implementing a comparative neurobiology of aging research resource supported by the National Institute on Aging. The Division was awarded a two year Phase II Small Business Innovative Research (SBIR) grant for the study of the effects of aging on the brain. The aims are to increase the understanding of normal aging processes and to assist in developing improved methods of diagnosis, prevention, treatment, and management of age-related neurodegenerative disorders such as Alzheimer's disease. The project has yielded exciting new discoveries regarding comparative neuroanatomy and brain aging which have been presented at recent scientific conferences. The two year grant is funded at $753,144. This division's revenues totalled $74,604 for the most recent fiscal year.

    RESEARCH BLVD. FACILITY - DIVISION OF PRIMATE BIOLOGY AND MEDICINE
    ------------------------------------------------------------------

For over twenty-five years, BIOQUAL, Inc., and SEMA, Inc., prior to its merger with BIOQUAL (through its Research Blvd. Division from February 25, 1991 until May 31, 1997 and presently through its Division of Primate Biology and Medicine), have operated CPFF and Fixed Price contracts for the Government using nonhuman primates to provide research and services in the disease areas of cancer, AIDS, hepatitis, cystic fibrosis and influenza.
Currently, this division operates six contracts:

    1.  Studies Using Primate Models for AIDS Vaccine Research.  (ends
        11/29/98)

    2. Facility for Animal Models Utilized for Viral Hepatitis Experiments. (ends 12/27/99)

    3. Facility for Nonhuman Primates Utilized in Infectious Disease Research. (ends 12/30/99)

    4.  Mechanisms of Chemical Carcinogenesis in Old World Monkeys.  (ends
        12/18/00)

    5.  Care and Housing of SIV Infected Research Animals.  (ends 01/18/00)

    6. MAO/Evaluation of AIDS Vaccines in Non-Human Primates. (ends 5/31/99)

As part of the predecessor contract to the second contract listed above, the division developed and has a patent on specially designed animal housing units under the division's animal environmental enrichment program.

Contract revenues are charged on the basis of direct labor and supplies provided by the division. Due to the relatively constant required level of effort on the contracts, revenue is evenly spread over each month of the year. The Government traditionally pays promptly (barring any unforeseen circumstances such as a government shut-down). Contract revenues totalled $4,428,882 for the most recent fiscal year.

    DIVISION OF BIORESEARCH (FORMERLY CORPORATE SUPPORT SERVICES)
    -------------------------------------------------------------

The Division of Bioresearch has one product in the marketplace, purified equine IgG which is sold under the brand name Lyphomune(R). This division is also responsible for the Company's research and development activities.

    EQUINE IGG
    ----------

In January, 1995, the Company entered into a Licensing and Manufacturing Agreement with ZooQuest Technologies Ltd. for an exclusive worldwide license to manufacture and sell Equine Immunoglobulin for oral administration (Lyphomune(R)
IgG) purified by a patented process assigned to ZooQuest. A sale agreement was reached in the first quarter of fiscal year 1997 for the Company to acquire the assets of ZooQuest. On June 11, 1997, the Company was granted United States Department of Agriculture approval to sell and distribute its oral/intravenous equine IgG also being sold under the name Lyphomune(R).

The purified equine IgG is used for treatment for Failure of Passive Transfer
(FPT) of immunity in newborn foals. During the first twenty-four hours postpartum the foals showing symptoms of FPT can be, under normal circumstances, administered IgG orally; however, after twenty-four hours postpartum, the foals, generally, must be treated using intravenous methods.

In addition to direct sales, the product is being distributed throughout the United States by five major distributors. The first year of sales of oral/intravenous Lyphomune(R) was encouraging and met with user acceptance. Production has been increased to meet immediate demands and can be easily and rapidly expanded. The product is seasonal, allowing for an inventory buildup during the slow season. Product sales for the year ended May 31, 1998 totalled $76,377.

    RESEARCH AND DEVELOPMENT ACTIVITIES
    -----------------------------------

        DISCOVERY RESEARCH DEPARTMENT
        -----------------------------

The cancer treatment project reported in last year's 10-KSB was placed on hold, to allow the Discovery Research Department to focus its efforts on HELICOBACTER PYLORI, a bacterium associated with duodenal and gastric ulcers and considered a risk factor in the development of gastric adenocarcinoma. Infection with H. PYLORI has been associated with morbidity and mortality on all five continents. With the current large worldwide market for antibiotics to control this organism, along with the emergence of resistant strains of H. PYLORI, the Company has mounted a dual effort directed toward both vaccine and antibiotic development.

In May 1997, the Company entered into a two year Cooperative Research and Development Agreement (CRADA) with the National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK) for the "Identification and
Characterization of Novel Targets for the Development of Antibiotics and Protective Vaccines Directed Against HELICOBACTER PYLORI" and a two year cooperative agreement with the Uniform Services University of the Health Sciences (USUHS) for the "Identification of HELICOBACTER PYLORI Antigens for the Development of Protective Vaccines". The Company incurred approximately $107,000 in expenses in support of these two agreements during fiscal year 1998 and anticipates comparable expenditures during fiscal year 1999.

During this fiscal year, the Department of Discovery Research was awarded two Phase I SBIR grants from the National Cancer Institute (NCI) and the NIDDK respectively. The NCI grant titled "Nonhuman Primate Model for HELICOBACTER PYLORI Infection" totalled $100,000. The NIDDK grant titled "Identification of HELICOBACTER PYLORI Protective Antigens" totalled $99,673. The Director of the Department of Discovery Research was awarded a Young Investigator Award for his work on the natural resistance to H. PYLORI in the rhesus monkey. An understanding of this observed natural resistance would potentially contribute to vaccine development and/or novel therapeutic approaches.

        VETERINARY THERAPEUTICS DEPARTMENT
        ----------------------------------

The Veterinary Therapeutics Department is developing five additional products related to equine IgG. These products will serve different therapeutic markets. Three are in clinical trials and one is scheduled for trials in the late fall of 1998. The research direction is to provide a family of therapeutic immunoglobulin products for the equine industry. The Company believes that the costs associated with the development of the five additional products will not be material to Diagnon's financial position.

    SMALL BUSINESS INNOVATIVE RESEARCH PROGRAM (SBIR)
    -------------------------------------------------

The Government offers to commercial entities "Phase I" SBIR grants which fund feasibility studies costing up to $100,000 and lasting six months. If the feasibility study shows sufficient promise, a "Phase II" program providing grants up to $750,000 may be awarded. "Phase III" of the program consists of establishing the project on a commercial basis. The Company regularly submits SBIR proposals and has been awarded seven and completed six Phase I grants and has been awarded two and completed one Phase II grants.

On February 1, 1997, BIOQUAL was awarded a Phase I SBIR grant to explore the feasibility of establishing a "Comparative Neurobiology of Aging Research Resource". The funding for this grant was $93,900. The study was completed on July 31, 1997. On May 15, 1998, BIOQUAL was awarded and began work on the Phase II SBIR grant titled "Comparative Neurobiology of Aging Resource" totalling $753,144 for two years. Also during this fiscal year BIOQUAL was awarded two Phase I SBIR grants: 1) Nonhuman Primate Model for HELICOBACTER PYLORI Infection" totalling $100,000 from the NCI, and 2) "Identification of HELICOBACTER PYLORI Protective Antigens" totalling $99,673 from the NIDDK. The first grant expired on June 30, 1998 and the second grant expires on March 31, 1999. The Company continues to compete for the Government's SBIR contract and grant mechanisms to further the Company's proprietary research. Proprietary positions and/or patents arising from these programs will be the property of the Company with free licensing available to the Government. There can be no assurance, however, that additional SBIR grants will be awarded, or that grants, if awarded, will result in proprietary positions or patents for the Company.

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

                                                                      Backlog
                                   Backlog            Backlog         Unfilled
                                    FY 98              FY 99          in FY 99
                                 as of 6/1/97       as of 6/1/98      Projected
                                 ------------       ------------      ---------
    Med. Ctr. Dr. Facility       $13,615,000        $16,096,000      $11,944,000
    Res. Blvd. Facility           10,725,000          7,862,000        4,073,000
                                 -----------        -----------      -----------

    TOTAL                        $24,340,000        $23,958,000      $16,017,000


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

    Veterinary Products
    -------------------

The USDA is responsible for regulation of certain veterinary products and the Company's product testing, approval, production and packaging are governed by
Part 9 of the Code of Federal Regulations (CFR).

    Cancer Treatment Products
    -------------------------

Since the cancer treatment project is currently on hold there will be no involvement necessary of the Food and Drug Administration (FDA). However, if the project resumes, the work leading up to FDA submission will be performed under Good Laboratory Practices (GLPs) in order to be acceptable for future presentation. Any work involving animals will also fall under regulation by the entities described in the prior "Animal Model Contracts" discussion.

COMPETITION
-----------

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

EMPLOYEES
---------

At the end of fiscal year 1998, the Company employed 108 people (100 of which were full-time) as follows: Diagnon general and administrative, 18 employees; Research Blvd. Facility, 45 employees; and Medical Center Dr. Facility, 45 employees. The Company expects to encounter competition for the technical management positions necessary for the Company's business, but believes there is an ample labor pool of laboratory technicians, animal caretakers, support/maintenance personnel and the like.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's current leases are as follows:

Division/Facility       Location             Sq. Ft.   Exp. Date      Options
-----------------       --------             -------   ---------      -------
Diagnon                 Rockville, MD         9,470    5/31/02        5 years
Res. Blvd. Fac.         Rockville, MD        30,000    5/31/02        5 years
Med. Ctr. Dr. Fac.      Rockville, MD        52,185    5/31/02        5 years


ITEM 3. LEGAL PROCEEDINGS

On September 3, 1997 Lourdes Weisgerber, a former employee, filed a Complaint in The United States District Court for the District of Maryland (Southern Division) Case No. PJM 972970 alleging that BIOQUAL, Inc. violated her employment rights under the Americans With Disabilities Act. This allegation was previously reported as an administrative law matter within the Equal Employment Opportunity Commission (EEOC) and the Montgomery County Human Relations Commission. The investigation conducted by the Montgomery County Human Relations Commission found no discrimination. Ms. Weisgerber asked for and received a Notice of Right to Sue upon the dismissal of the administrative complaint by Montgomery County and the EEOC. The Plaintiff sued for backpay, emotional distress, pain and suffering, punitive damages, and attorneys' fees and costs. On May 20, 1998, the United States District Court for the District of Maryland (Southern Division) granted BIOQUAL, Inc.'s Motion for Summary Judgement in Case No. PJM 972970. This ruling for BIOQUAL supported prior administrative findings that BIOQUAL had not engaged in any discriminatory conduct concerning the plaintiff. The Plaintiff did not file an appeal from this decision and the case has been closed.

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
            ----------

            Affirmative Votes                      3,471,542
            Negative Votes                            16,405
            Abstain                                      600

            Proposal 4   To adopt a new stock option plan.
            ----------

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

                                          PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The approximate number of holders of record of the Registrant's Common Stock on July 24, 1998 was 1,000. The Registrant has paid no dividends with respect to its Common Stock during the past five years, and does not anticipate doing so in the near future. The Companys' Line-of-Credit Agreement requires that no dividends be declared or paid until all obligations to the lender have been satisfied.

The Common Stock is traded in the over-the-counter market and as of October 23, 1997, the Chicago Stock Exchange.

The following table sets forth, for the periods indicated, prior to the Company's listing on the Chicago Stock Exchange, the high and low per share closing bid prices for the Common Stock as advised to the Company by the principal market maker in the Common Stock.

                                           Bid or Closing Quotations*
                                           --------------------------
                  Fiscal Year                    High      Low
                  -----------                    ----      ---

                    1999
                  1st Quarter
                  (thru 7/24/98)                1  1/2     1  3/16

                    1998
                  4th Quarter                   1  9/16    1  1/2
                  3rd Quarter                   1 15/16    1  9/16
                  2nd Quarter                   2  1/4     1  3/4
                  1st Quarter **                2  5/8     2  1/16

                    1997
                  4th Quarter **                2  1/16    2  1/16
                  3rd Quarter **                1  7/8     1  7/8
                  2nd Quarter **                1  7/8     1  1/2
                  1st Quarter **                1  1/2     1  1/2

*Prices are interdealer quotations and do not necessarily reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

**Prices for the 1st Quarter 1997 through the 1st Quarter 1998 have been restated to reflect the six to one reverse stock split effected October 22, 1997.

The Company's Common Stock, $.01 par value per share, carries one vote per share. There are no outstanding shares of preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

Liquidity and Capital Resources
-------------------------------

The Company currently has a $1,000,000 secured revolving line of credit with First National Bank of Maryland. This line of credit is annually renewable and the Company believes, although there is no assurance, that the line of credit will be renewed in October, 1998. Currently, the interest rate of the line of credit is the prime rate plus .25%. As of May 31, 1998, there were $212,546 of borrowings under this line of credit. In the opinion of the Company, total current assets, the line of credit resources and the capital provided by future operations will provide adequate liquidity and capital resources to maintain operations.

The Company leases equipment under various capital leases which expire in fiscal years 1999, 2000, 2001 and 2002. At May 31, 1998, the present value of the minimum lease payments was $262,548.

The Company's revenues result primarily from Government CPFF and Fixed Price contracts. Continued success in winning these contracts is essential to maintaining liquidity and capital resources. Since the 1997 FORM 10-KSB report, the Company has been awarded the following material new contracts:

            1.    Title:                   Facility for Preparing and Housing
                                           Virus Infected Mice, Genetically
                                           Manipulated Mice, and Chimeric
                                           Mice.

                  Institute:               National Cancer Institute
                  Dates Funded:            10/1/97 - 9/30/01
                  Contract Funding:        $3,161,223

            2.    Title:                   Maintenance of an Animal Holding
                                           and Breeding Facility and
                                           Provision of Attendant Research
                                           Services.
                  Institute:               National Cancer Institute
                  Dates Funded:            11/1/97 - 10/31/01
                  Contract Funding:        $4,066,252

Year 2000
---------

The Company has performed an internal assessment of the scope of the Year 2000 computer systems and software problems and its potential effect on the operation of the Company. The Company is contacting its major suppliers of products and services to determine the status of the suppliers' Year 2000 capability. There can be no assurance that another company's failure to ensure Year 2000 compliance and capability would not have an adverse effect on the Company. The Company anticipates incurring approximately $25,000 to $30,000 in each of the next two fiscal years replacing its Year 2000 non- compliant microcomputers. Any costs incurred in connection with Year 2000 compliance will be expensed as incurred. It is the opinion of management that the Year 2000 computer problem will not have a material effect on the Company's operation. However, the Company is monitoring the progress of its largest customer, the National Institutes of Health (NIH), toward Year 2000 compliance. If the NIH is non-compliant on January 1, 2000, the Company's financial condition may be adversely affected until such time that the NIH is Year 2000 compliant. Currently, the Company does not have a contingency plan if it is not Year 2000 compliant by the turn of the century. Management is in the process of determining whether or not a contingency plan is necessary.

Changes in Financial Position - 1998 versus 1997
------------------------------------------------

Assets

In the twelve months of operation in this fiscal year, Total Assets decreased $417,651. This amount is primarily attributable to a decrease to Accounts Receivable of $305,333 consisting mainly of 1) a decrease of $341,949 to Trade Accounts Receivable reflecting a faster collection rate compared to the previous fiscal year end, 2) a $56,632 increase to Unbilled Accounts Receivable primarily resulting from a $162,077 increase in reimbursable indirect rate variances for the current fiscal year, offset by $50,395 of prior year indirect rate variances billed and paid during the current year, a $43,672 net decrease to unbilled contract fee retention, and a $11,378 decrease in accrued unbilled direct costs to be billed in the subsequent fiscal year, and 3) a $20,016 decrease to Other Accounts Receivable primarily due to the collection of a prior year receivable from the Medical Center Drive facility landlord. Deferred Income Tax Asset decreased by $141,900 primarily as a result of the change in certain estimates used in the calculation of future utilization of federal income tax loss carryforward and of utilizing a portion of the federal income tax loss carryforward during fiscal year 1998. Prepaid Expenses decreased by $21,555.

The decreases above are partially offset by 1) a $29,826 increase to Other Noncurrent Assets due to a $45,678 increase in the cash value of officers' split dollar life insurance policies, a $38,148 deposit on new freeze drying equipment, offset by the completion of a nonhuman primate housing order ($54,000) from the previous fiscal year, and 2) an increase in Fixed Assets, net of Accumulated Depreciation and Amortization, of $18,073 reflecting fixed asset purchases of $311,801 (mainly nonhuman primate housing units and laboratory and production equipment), reduced by a $147,872 fully depreciated equipment write off and disposal during this fiscal year, offset by depreciation and amortization of $293,728 during this fiscal year reduced by the $147,872 fully depreciated equipment write off. The balance of the decrease is due to other miscellaneous factors.

Liabilities

In the twelve months of operation in this fiscal year, Total Liabilities decreased $267,763. This amount is primarily due to 1) a decrease in Borrowings Under Line-of-Credit of $323,574 primarily due to more timely payment of Trade Accounts Receivable, 2) a decrease to long-Term Debt of $25,797 related to $135,837 in payments on capital leases offset by a capital lease of $110,040 for nonhuman primate housing units at the Research Boulevard facility, and 3) a $16,342 decrease to Accounts Payable.

The decreases above were partially offset by a $97,143 increase in Accrued Compensation and Related Costs reflecting a longer accrual period this fiscal year compared to fiscal year 1997, a larger management bonus accrual this fiscal year compared to fiscal year 1997, and the accrual of $24,678 in 401(k) contributions for May 1998 paid to the insurance carrier for investment during June 1998. The balance of the decrease is due to other miscellaneous factors.

Stockholders' Equity

On October 22, 1997, the Company's shareholders affirmatively voted to effect a reverse split of the shares of the Common Stock in which each six shares of Common Stock became one share of Common Stock. The Company's Common Stock shares decreased from 9,602,452 shares issued to 1,600,408 shares issued, outstanding shares decreased from 5,398,244 shares to 899,505 shares, while the Treasury stock decreased from 4,204,208 shares to 700,903 shares. Fractional shares
(202), as a result of the reverse split, were repurchased by the Company and recorded as Treasury Stock.

Changes in Financial Position - 1997 versus 1996
------------------------------------------------

Assets

In the twelve months of operation in fiscal year 1997, Total Assets increased $463,537. This amount was primarily attributable to an increase to Accounts Receivable of $313,945 consisting mainly of 1) an increase of $314,694 to Trade Accounts Receivable reflecting a slower collection rate compared to fiscal year 1996 and the billing of $179,484 of previously unbilled indirect rate variances from prior years, 2) a $23,323 decrease to Unbilled Accounts Receivable primarily resulting from a $179,484 decrease in reimbursable indirect rate variances as a result of the billing of previously unbilled variances from prior fiscal years, a $94,602 increase in reimbursable indirect rate variances for fiscal year 1997, and the $61,237 recording of unbilled contract fee retention to be billed at the completion of the respective contracts, and 3) a $22,574 increase in Other Accounts Receivable reflecting a $26,212 receivable with the landlord of the Medical Center Dr. Facility, for reimbursement of a facility improvement paid for by BIOQUAL. An increase in Fixed Assets, net of Accumulated Depreciation and Amortization of $203,923, reflecting an increase in fixed asset purchases of $465,141 (mainly nonhuman primate enclosures) offset by depreciation and amortization of $261,218 during fiscal year 1997. Other Noncurrent Assets increased $102,456 due to deposits for a nonhuman primate housing unit order ($54,000) and a $48,456 increase in the cash value of officers' split dollar life insurance policies. The balance of the increase was due to other miscellaneous factors.

The increases above were partially offset by a $155,905 decrease in Cash and Cash Equivalents reflecting 1) the increase in Fixed Assets, 2) the increase in Trade Receivables and 3) the costs associated with the continuing R&D efforts related to immunotherapy and clinical and pre-clinical trials of various purified IgG products and the dormant R&D efforts related to certain cancer treatments, drug delivery approaches.

Liabilities

In the twelve months of operation in fiscal year 1997, Total Liabilities increased $458,982. This amount was primarily due to 1) a $536,120 increase in Borrowings Under Line-of-Credit reflecting the increase in Fixed Assets, the increase in Trade Receivables, the costs associated with the continuing R&D efforts related to immunotherapy and clinical and pre-clinical trials of various purified IgG products, the currently dormant R&D efforts related to certain cancer treatments and drug delivery approaches, 2) an increase in Accounts Payable of $16,497, and 3) a $17,162 increase in Accrued Compensation and Related Costs. The balance of the increase was due to other miscellaneous factors.

The increases above were partially offset by a decrease in Long-Term Debt of $113,918 reflecting payments on capital leases.

Results of Operations  - 1998 versus 1997
-----------------------------------------

Revenues

Contract revenues increased by 10.4% compared to the prior year primarily due to increased contract activity and the award of three SBIR grants during the current year. Product sales increased to $76,377 compared to $19,916 in fiscal year 1997.

Operating Expenses

Contract expenses increased 11.9% compared to the prior year primarily due to an increase in contract activity and the award of three SBIR grants during this fiscal year. The greater increase in contract expenses over contract revenues are primarily due to an indirect cost overrun on two expired contracts totalling $45,590. These indirect costs are currently not available for reimbursement and therefore revenue cannot be recognized. According to Federal Acquisitions Regulations, the Company may be able to recover all or part of these costs after a government indirect cost audit for fiscal year 1998 has been completed. Costs of Goods Sold increased to $108,984 compared to $18,941 in the prior year. This increase was primarily due to increased sales of Lyphomune(R) during this fiscal year compared to fiscal year 1997 and the expensing, from inventory, of 300 units of Lyphomune(R) used in a sales promotion which ended May 31, 1998. Research and Development (R&D) Costs decreased to $144,123 compared to $349,199 in the prior year. This decrease is primarily due to the completion of the pre-clinical and clinical trials for the Company's purified IgG product,

Lyphomune(R) and the award of two SBIR grants to help support the Company's ongoing research of HELICOBACTER PYLORI. General and Administrative Expenses (G&A) increased 17.1% compared to the prior fiscal year. The increase is primarily due to the legal expenses incurred in defense of a legal proceeding brought on by a former employee (see Item 3. Legal Proceedings), increased legal and transfer agent fees related to the reverse stock split, a $25,000 termination fee paid to Slusser Associates related to the tabled private placement funding effort during the first half of this fiscal year and a $15,000 listing fee from the Chicago Stock Exchange paid during this fiscal year. The combination of these net increases resulted in an overall increase in operating expenses of 11.1%.

Operating Income

Operating income increased only 1.3% compared to the prior year primarily due to increased legal and transfer agent fees related to the reverse stock split, the $25,000 termination fee paid to Slusser Associates related to a tabled private placement funding effort, the $15,000 listing fee from the Chicago Stock Exchange paid during this fiscal year, and an indirect cost overrun on two expired contracts totalling $45,590.

Interest Expense

For this fiscal year, the Company had interest expense of $57,239 compared to $49,320 in the prior year. This increase is due to increased average Borrowings Under the Line-of-Credit during the current fiscal year.

Provision For Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $141,900 for the year ended May 31, 1998. This expense resulted primarily from a change in the estimates used in the calculation of future utilization of federal income tax loss carryforward, and utilizing a portion of the federal income tax loss carryforward during fiscal year 1998. The Company provided for state income tax which is estimated at $35,500. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS)

All outstanding options (72,351) to purchase shares of common stock are not included in the computation of diluted EPS because the options are antidilutive. Options to purchase 20,934 shares of common stock at prices ranging from $2.46 per share to $3.375 per share were outstanding at May 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares.

For comparison purposes, all share and per share data in the financial statements have been retroactively adjusted to reflect the one-for-six share reverse stock split effected on October 22, 1997.

Results of Operations  - 1997 versus 1996
-----------------------------------------

Revenues

Contract revenues increased in fiscal year 1997 by 1.2% compared to fiscal year 1996 primarily due to increased contract activity. Product sales increased to $19,916 compared to $7,189 in fiscal year 1996.

Operating Expenses

Contract expenses increased in fiscal year 1997 1.6% compared to fiscal year 1996 primarily due to an increase in contract activity. The greater increase in contract expenses over contract revenues was primarily due to total overhead expenses exceeding reimbursable overhead expenses during fiscal year 1997. Costs of Goods Sold increased to $18,941 compared to $6,846 in fiscal year 1996. Research and Development (R&D) Costs increased to $349,199 compared to $235,071 in fiscal year 1996. This increase was primarily due to the increased costs incurred associated with pre-clinical and clinical trials for the Company's various purified IgG products and increased costs related to certain cancer treatment and drug delivery approaches and immunotherapy research (primarily research of HELICOBACTER PYLORI). General and Administrative Expenses (G&A) decreased 2.0% compared to fiscal year 1996. The decrease was primarily due to a decrease in administrative salaries as a result of the elimination of certain administrative positions.

Operating Income

Operating income decreased 52.6% compared to fiscal year 1996 primarily due to increased costs incurred associated with R&D expenses relating to certain cancer treatments and drug delivery approaches and immunotherapy research.

Interest Expense

For fiscal year 1997, Diagnon had interest expense of $49,320 compared to $49,602 in fiscal year 1996.

Provision For Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax benefit of $1,900 for the year ended May 31, 1997. The Company provided for state income tax which was estimated at $32,800. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS)

For fiscal year 1997, options to purchase 20,934 shares of common stock at prices ranging from $2.46 per share to $3.375 per share were outstanding at May 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares. Options to purchase 30,502 shares of common stock at prices ranging from $2.68 per share to $3.375 per share were outstanding at May 31, 1996, but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares.

For comparison purposes, all share and per share data in the financial statements have been retroactively adjusted to reflect the one-for-six share reverse stock split effected on October 22, 1997.

Inflation and Price Changes for Fiscal Year
-------------------------------------------

For fiscal years 1996, 1997, and 1998 neither inflation nor price changes had any material effect on net sales, revenues, or income from operations.

ITEM 7.     FINANCIAL STATEMENTS

Financial statements are listed in the Table of Contents on page 30 as Financial Statements filed as part of this FORM 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information with respect to the present directors, and executive officers.


NAME                      DIRECTOR SINCE    AGE    POSITIONS
----                      --------------    ---    ---------
John C. Landon, Ph.D.        1986           61     Chairman of the Board; President &
                                                   Chief Executive Officer; Director

J. Thomas August, M.D.       1982           71     Director; Consultant; Scientific
                                                   Advisor

Charles C. Francisco         1991           60     Director; Member of Compensation
                                                   Committee; Member of Audit
                                                   Committee

Charles F. Gauvin            1992           43     Director; Member of Compensation
                                                   Committee; Member of Audit
                                                   Committee

Michael P. O'Flaherty                       60     Secretary; Chief Operating Officer

David A. Newcomer                           37     Chief Financial Officer

Leanne DeNenno                              44     Vice President, BIOQUAL, Inc.
                                                   (Subsidiary)

Richard P. Bradbury, DVM                    63     Vice President, BIOQUAL, Inc.
                                                   (Subsidiary)

Jerry R. Reel, Ph.D.                        60     Vice President, BIOQUAL, Inc.
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

Mr. Charles C. Francisco is CEO and Managing Member of EdgeOne, LLC, a manufacturer of acoustic underwater imaging instruments located in Milford, Massachusetts. From 1993 to March of 1998 he was CEO and a Director of Victoreen, Inc., a manufacturer of radiation measuring instrumentation, located in Cleveland, Ohio. From 1992 to 1995, he was a director of R. E. Wright & Associates, Inc. and Environmental Restoration Systems, Inc., earth resources consultants and pollution removal equipment makers, respectively. For part of 1996, he was a director of R.E. Wright Environmental, Inc., an SAIC company and successor to R.E. Wright & Associates, Inc.

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

                           SUMMARY COMPENSATION TABLE

                              Annual Compensation

                                                                   Other
                                                                   Annual
Name and Principal                         Salary      Bonus    Compensation
     Position                      Year      ($)        ($)      ($) (1,2,3)
------------------                 ----    ------      -----    ------------

John C. Landon                     1998    275,000                  32,723
CEO, President, Chairman           1997    160,000    101,863       32,723
  of the Board                     1996    160,000    116,946       32,723


Michael P. O'Flaherty              1998    122,085     36,444       10,593
Chief Operating Officer,           1997    116,690     21,660       10,593
  Secretary                        1996    120,818     11,944       10,593


Jerry R. Reel                      1998    111,282      3,926
Vice President, Bioqual, Inc.      1997    118,614      9,179
  (Subsidiary)                     1996    109,481      2,949


Richard P. Bradbury                1998     97,130      8,372
Vice President, Bioqual, Inc.      1997     99,573      4,000
  (Subsidiary)                     1996     99,205      3,102


David A. Newcomer                  1998     83,412     19,430        4,500
Chief Financial Officer            1997     78,202      6,592        3,750
                                   1996     78,192

--------------------
 (1) Other Annual Compensation for the CEO for the years 1998, 1997 and 1996 represents premiums for a $1,000,000 Split Dollar Life Insurance Policy.

 (2) Other Annual Compensation for the Chief Operating Officer for the years 1998, 1997 and 1996 represents premiums for a $250,000 Split Dollar Life Insurance Policy.

 (3) Other Annual Compensation for the Chief Financial Officer for the years 1998 and 1997 represents premiums for a $250,000 Split Dollar Life Insurance Policy.
-------------------------------------------------------------------------------

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUE

                                                                                  Value of
                                                               Number of        Unexercised
                                                              Unexercised       In-the-Money
                                     Shares                     Options           Options
                                    Acquired        Value     at FY-End (#)     at FY-End ($)
                                   on Exercise     Realized
           Name                        (#)           ($)       Exercisable       Exercisable
--------------------------         -----------     --------   -------------     ------------
John C. Landon                                                 26,667  (1,2)           N/A
CEO, President,
 Chairman of the Board

Michael P. O'Flaherty                                           6,668  (1)           4,384
Chief Operating Officer,                                       10,834  (1,2)           N/A
 Secretary

Jerry R. Reel                                                     500  (1)               6
Vice President, Subsidiary                                      1,334  (1,2)           N/A

Richard P. Bradbury                                             1,168  (1)           1,115
Vice President, Subsidiary                                      1,167  (1,2)           N/A

David A. Newcomer                                               1,001  (1)             893
Chief Financial Officer                                         1,667  (1,2)           N/A

--------------------
 (1)  All options reported in the table are fully exercisable.
 (2)  All options are out-of-the-money.

-------------------------------------------------------------------------------

Compensation of Directors
-------------------------

During fiscal year 1998, the Company paid to Directors:

                                          Attendance of
                                          Board Meetings       Travel to
                           Directors     and Consultation    Board Meetings
                            Fees ($)         Fees ($)         Expenses ($)
                           ---------     ----------------    -------------

J. Thomas August, M.D.       4,000            11,500                35
Charles C. Francisco         4,000             1,500               561
Charles F. Gauvin            4,000             1,500               143


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

Employment Contracts
--------------------

Dr. Landon has an employment agreement with the Company, extending through July 13, 2002. Pursuant to this agreement, Dr. Landon's base compensation is $275,000 per year. The agreement provides for various additional incentive compensation dependent upon the results of the Company's operations each year through the term of employment.

COMPENSATION PURSUANT TO PLANS

Stock Option Plan - The Company adopted the 1998 Stock Option Plan (the "Plan")
-----------------
in August 1997 which permits the granting of options to all employees to purchase up to an aggregate of ten percent of the outstanding shares of Common Stock. The Plan is designed to qualify as an "incentive stock option plan" under
Section 422 of the Internal Revenue Code, but also permits the Company to grant nonqualified options to persons, such as consultants and outside directors. Under the Plan, options to purchase shares of Common Stock are granted at not less than 100% of the fair market value of the underlying shares on the date granted. The Plan is administered by a committee of the Board of Directors, which has the authority to select optionees, evaluate suggestions presented by the Company in order to determine the number of options to be granted to the selected optionees, designate the number of shares to be covered by each option and, subject to certain restrictions, specify other terms of the options. During fiscal year 1998, the committee was comprised of Messrs. Gauvin and Francisco.

As of May 31, 1998, the following options to the officers and directors were outstanding:

                                                        Percentage   Option      Date
       Name                Service           Shares      of Total    Price      Granted
       ----                -------           ------     ----------   ------     -------
John C. Landon             CEO, President,    25,000       34.6%    $2.6814     1/19/94
                           Director,           1,667        2.3%    $2.26875    7/29/96
                             Chairman
Michael P. O'Flaherty      Chief Operating     7,500       10.4%    $1.875      12/30/88
                             Officer,          3,334        4.6%    $1.50       10/26/89
                             Secretary         2,500        3.5%    $ .48       2/8/90
                                                 834        1.1%    $1.80       8/14/92
                                               1,667        2.3%    $3.375      6/5/95
                                               1,667        2.3%    $2.52       5/30/97
Richard Bradbury           Vice President,       834        1.1%    $ .48       2/8/90
                             BIOQUAL             334         .5%    $1.80       8/14/92
                                                 667         .9%    $3.375      6/5/95
                                                 500         .7%    $2.52       5/30/97
Leanne DeNenno             Vice President,       834        1.1%    $ .48       2/8/90
                             BIOQUAL             334         .5%    $1.80       8/14/92
                                                 667         .9%    $3.375      6/5/95
                                                 500         .7%    $2.52       5/30/97
Jerry Reel                 Vice President,       500         .7%    $1.80       8/14/92
                             BIOQUAL             667         .9%    $3.375      6/5/95
                                                 667         .9%    $2.52       5/30/97
David A. Newcomer          Chief Financial       667         .9%    $ .48       2/8/90
                             Officer             334         .5%    $1.80       8/14/92
                                                 667         .9%    $3.375      6/5/95
                                               1,000        1.4%    $2.52       5/30/97
Charles C. Francisco       Director            1,667        2.3%    $ .54       8/14/92
                                               1,667        2.3%    $2.0625     7/29/96
Charles F. Gauvin          Director            1,667        2.3%    $1.80       8/14/92
                                               1,667        2.3%    $2.0625     7/29/96
J. Thomas August           Director            1,667        2.3%    $2.0625     7/29/96
All officers and                              61,676       85.2%    $ .48 to    12/30/88 to
directors as a group                                                $3.375      5/30/97
(9 persons)


A total of 72,351 options were granted and outstanding at May 31, 1998. On July 16, 1998, options for 167 shares were exercised by a former employee. No other options have been exercised to date, however all options are exercisable. Of the options granted, 67,350 are from the 1988 Stock Option Plan which was terminated in accordance with its terms and conditions on June 20, 1998. There are no options granted under the 1998 stock option plan (described herein) which was established for a ten year period beginning August 15, 1997. The 1998 stock option plan is authorized to grant options to purchase up to 10% of the then outstanding number of shares of common stock (89,950 at May 31, 1998). The remaining 5,001 options were granted outside the plan.

The options granted from the 1988 Plan are effective for a ten year period from the date of grant, with the exception of John C. Landon whose option for 25,000 shares expires January 19, 1999 and whose option for 1,667 shares expires July 29, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners
-----------------------------------------------

The following table sets forth information as of July 24, 1998, with respect to the stock ownership of all holders of 5% or more of the Company's Common Stock.

Name and Address                 Number of Shares        Percentage (1)
----------------                 ----------------        --------------

Dr. John C. Landon
8213 Raymond Lane
Potomac, MD  20854                 196,298 (2),(3)           21.19

S. David Leibowitt
2295 South Ocean Blvd.
Palm Beach, FL  33480               98,973 (4)               11.00

Dr. J. Thomas August
905 Poplar Hill Road
Baltimore, MD  21210               178,506 (5)               19.80

David H. Bishop
100 W. 57th Street
New York, New York  10019           60,510 (6)                6.73

        (1) Assumes the exercise by such person or persons of the currently exercisable options and does not give effect to any shares issuable upon exercise by any other person or persons of options.

        (2) Includes 6,888 shares in the names of members of Dr. Landon's family.

        (3) Assumes the exercise of currently exercisable options to purchase 26,667 shares.

        (4)   Includes 10,833 shares in the name of S. David Leibowitt's spouse.

        (5) Assumes the exercise of currently exercisable options to purchase 1,667 shares.

        (6)   Includes 1,506 shares in the name of David H. Bishop's spouse.


Security ownership of management
--------------------------------

The following table sets forth information as of July 24, 1998, with respect to the stock ownership of all: directors; executive officers included in the Summary Compensation Table on page 18; directors and officers as a group, of the Company's Common Stock.

Name and Address                 Number of Shares        Percentage (1)
----------------                 ----------------        --------------

Dr. John C. Landon
8213 Raymond Lane
Potomac, MD  20854                 196,298 (2),(3)           21.19

Charles C. Francisco
25 Ridge Creek Trail
Moreland Hills, OH  44022            3,334 (4)                 .37

Dr. J. Thomas August
905 Poplar Hill Road
Baltimore, MD  21210               178,506 (5)               19.80

Charles F. Gauvin
4100 Hamilton Street
Hyattsville, MD  20781               3,334 (4)                 .37

Michael P. O'Flaherty
1213 Bradfield Drive
Leesburg, VA  22075                 18,168 (6)                1.98

Dr. Jerry R. Reel
933 Hillside Lake Terrace
Gaithersburg, MD  20878              1,834 (7)                 .20

Dr. Richard P. Bradbury
16708 Briardale Road
Rockville, MD  20855                 2,335 (8)                 .26

David A. Newcomer
9 Eternity Court
Germantown, MD  20874                2,668 (9)                 .30

All executive officers
and directors (8, of
whom all beneficially
own shares) as a group             406,477 (10)              42.38

        (1) Assumes the exercise by such person or persons of the currently exercisable options owned by him or them and does not give effect to any shares issuable upon exercise by any other person or persons of options.

        (2) Includes 6,888 shares in the names of members of Dr. Landon's family, as to which he retains beneficial ownership.

        (3) Assumes the exercise of currently exercisable options to purchase 26,667 shares.

        (4) Assumes the exercise of currently exercisable options to purchase 3,334 shares.

        (5) Assumes the exercise of currently exercisable options to purchase 1,667 shares.

        (6) Assumes the exercise of currently exercisable options to purchase 17,502 shares.

        (7) Assumes the exercise of currently exercisable options to purchase 1,834 shares

        (8) Assumes the exercise of currently exercisable options to purchase 2,335 shares.

        (9) Assumes the exercise of currently exercisable options to purchase 2,668 shares.

        (10)   See Notes (2) through (9) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 1, 1988 the Company and Dr. Landon agreed to consolidate the previous loan facilities available to Dr. Landon into a single loan of $100,000. The loan had a five year term with repayment of principal deferred for three years. The loan bears interest at the six month certificate of deposit rate paid by Signet Bank, Maryland and the rate is adjusted quarterly. On September 29, 1989 the Company agreed to increase the loan to $125,000. On September 21, 1990, the Company agreed to increase the loan to $150,000. Pursuant to Dr. Landon's previous employment agreement, the loan was to be repaid in five installments of $30,000 plus interest within six weeks after the end of each of the next five fiscal years beginning with fiscal year 1992.

On July 1, 1994, Dr. Landon made a payment of $2,745 on accrued interest. On June 6, 1994, the Company agreed to defer Dr. Landon's third $30,000 repayment and make the payment due as two $15,000 installments paid with the fourth and fifth $30,000 repayments respectively. On October 11, 1995, the Company's shareholders affirmatively voted to approve the purchase of Company stock from Dr. Landon at market value to fund the repayment by Dr. Landon of the remainder of the Company loan. On October 16, 1996 the Board of Directors affirmatively voted to extend the due date of the loan, maintaining all other terms and conditions, until October 31, 1998. As of July 24, 1998, neither the stock purchase or the loan repayment transaction have occurred. The largest amount owed by Dr. Landon during the fiscal year ended May 31, 1998 in respect to his loan facilities was $90,000, excluding interest accrued amounting to $17,505. There was no addition to the loan during this fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   See Table of Contents to Financial Statements, on page 30.

         (b) The Registrant filed no reports on FORM 8-K during the final quarter of its fiscal year ended May 31, 1998.

         (c) Exhibits filed (Exhibits incorporated by reference listed separately.)

               (10)(a)   Leases.
                         -------

                         1. Amendment to Lease Agreement - Medical Center Drive
                            Facility

                         2. Second Amendment to Lease Agreement - Research
                            Boulevard Facility

                   (b) Employment Agreement dated July 14, 1997 by and between John C. Landon and Diagnon Corporation.

               (21)   List of Subsidiaries

               Exhibits incorporated by reference to the Company's FORM 10-KSB for the fiscal year ended May 31, 1998 (filed with the Company's FORM 10-QSB for the quarter ended August 31, 1997.

               (10)   Government Contracts.
                      --------------------

                      1. Title:             Facility for Preparing and Housing
                                            Virus Infected Mice, Genetically
                                            Manipulated Mice, and Chimeric Mice.
                         Institute:         National Cancer Institute
                         Dates Funded:      10/1/97 - 9/30/01

               Exhibits incorporated by reference to the Company's FORM 10-KSB for the fiscal year ended May 31, 1998 (filed with the Company's FORM 8-A filed on October 22, 1997.

               (3)   (i) Second Amended and Restated Certificate of
                         Incorporation dated October 22, 1997.

               Exhibits incorporated by reference to the Company's FORM 10-KSB for the fiscal year ended May 31, 1998 (filed with the Company's FORM 10-QSB for the quarter ended November 30, 1997.

               (10)(a)   Government Contracts.
                         --------------------

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

                    (b) The Company's 1998 Stock Option Plan, adopted October 22, 1997.

               Exhibits incorporated by reference to the Company's Registration Statement No.2-83803.

               (3)       By-laws.

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

               (10)   Government Contracts.
                      --------------------

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

               (10)   Government Contracts.
                      --------------------

                      l. Title:            SIV Rhesus Macaque Model for
                                           Pediatric AIDS
                         Institute:        National Institute of Mental Health
                         Dates Funded:     11/7/90 - 6/30/95

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

               (10) (a) Leases.
                        ------

                        1. Medical Center Drive Facility
                        2. Research Boulevard Facility

                    (b) Employment Agreement dated January 23, 1991
                        between John C. Landon and Diagnon Corporation.

               Exhibits incorporated by reference to the Company's FORM 10-KSB for the fiscal year ended May 31, 1994.

               (10)   Government Contracts.
                      --------------------

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

                      3. Title:           Provide Animal Housing / Maintenance /
                                          Bleeds / Immunizations as Specified
                                          Herein.

                         Institute:       National Institute of Diabetes and
                                          Digestive and Kidney Diseases
                         Dates Funded:    2/21/92 - 2/20/97

                      4. Title:           Development of Transgenic Mouse Models
                                          for HIV Drug Testing
                         Institute:       National Institute of Dental Research
                         Dates Funded:    6/28/94 - 6/27/97

               Exhibits incorporated by reference to the Company's FORM 10-KSB for the fiscal year ended May 31, 1995 (filed with the Company's FORM 10-QSB for the quarter ended August 31, 1994).

               (10) (a) Option and Pre-Incorporation Agreement dated March 25, 1994 between Johns Hopkins University, Diagnon Corporation, and Slusser Associates, Inc.

                    (b) First Amendment to Option and Pre-Incorporation Agreement dated June 8, 1994.

                    (c) Second Amendment to Option and Pre-Incorporation Agreement dated June 29, 1994.

                    (d) Service Agreement dated July 1, 1994 between Enhanced Therapeutics, Inc. and Diagnon Corporation.

                    (e) Stockholders' Agreement of Enhanced Therapeutics, Inc. dated July 1, 1994.

               Exhibits incorporated by reference to the Company's FORM 10-KSB for the fiscal year ended May 31, 1995 (filed with the Company's FORM 10-QSB for the quarter ended February 28, 1995).

               (10) (a) Licensing and Manufacturing Agreement dated January 12, 1995 between ZooQuest Technologies Ltd., Inc., Equilab Associates, Inc., and Diagnon Corporation.

                   (b)    Government Contracts.
                          --------------------

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

                          5.   Title:            Studies Using Primate Models
                                                 for AIDS Vaccine Research.
                               Institute:        National Cancer Institute
                               Dates Funded:     11/30/94 - 11/29/98

               Exhibits incorporated by reference to the Company's FORM 10-KSB for the fiscal year ended May 31, 1996.

               (10)   Government Contracts.
                      --------------------
                      Title:                             Biological Testing
                                                         Facility.
                      Institute:                         National Institute of
                                                         Child Health and Human
                                                         Development
                      Dates Funded:                      7/1/96 - 6/30/01

               Exhibits incorporated by reference to the Company's FORM 10-KSB for the fiscal year ended May 31, 1996 (filed with the Company's FORM 10-QSB during the quarter ended November 30, 1995).

               (10)   Government Contracts.
                      --------------------

                      1.  Title:          MAO/Evaluation of AIDS Vaccines in
                                          Non-Human Primates.

                          Institute:      National Institute of Allergy and
                                          Infectious Diseases
                          Dates Funded:   9/30/95 - 11/15/97


                      2.  Title:          Mechanisms of Chemical Carcinogenesis
                                          in Old World Monkeys.
                          Institute:      National Cancer Institute
                          Dates Funded:   12/19/95 - 12/18/00

                Exhibits incorporated by reference to the Company's FORM 10-KSB for the fiscal year ended May 31, 1997 (filed with the Company's FORM 10-QSB during the quarter ended August 31, 1996).

              (10) Agreement of Sale by and between ZooQuest Technologies, LTD. and Diagnon Corporation.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized on August 26, 1998.


                                 DIAGNON CORPORATION



                                 /s/ John C. Landon
                                 ________________________________
                                 BY:  John C. Landon
                                      Chairman of the Board
                                      President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                             Title                           Date
---------                             -----                           ----
                                   Chairman of the
                                   Board, President and
                                   Director (Chief Executive
/s/ John C. Landon                 Officer)                          8/26/98
____________________________
John C. Landon, Ph.D.


/s/ J. Thomas August               Director                          8/26/98
____________________________
J. Thomas August M.D.


/s/ Charles C. Francisco           Director                          8/26/98
____________________________
Charles C. Francisco


/s/ Charles F. Gauvin              Director                          8/26/98
____________________________
Charles F. Gauvin


/s/ Michael P. O'Flaherty          Chief Operating Officer
____________________________       and Secretary                     8/26/98
Michael P. O'Flaherty


/s/ David A. Newcomer              Chief Financial Officer           8/26/98
____________________________
David A. Newcomer

                      DIAGNON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                   TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                   -----------------------------------------


Independent Auditors' Report.....................................  31

Financial Statements:
     Consolidated Balance Sheets, May 31, 1998 and 1997..........  32

     Statements of Consolidated Operations for each of the
     years in the three year period ended May 31, 1998...........  33

     Statements of Consolidated Cash Flows for each of the years in the three year period ended May 31, 1998.................  34

     Statements of Consolidated Stockholders' Equity for each
     of the years in the three year period ended May 31, 1998 ...  35

     Notes to Financial Statements...............................  36

Other financial statement schedules are omitted because they are not applicable or required.

DELOITTE & TOUCHE LLP
2 Hopkins Plaza
Baltimore, Maryland 21201-2983
Telephone: (410) 576-6700
Facsimile: (410) 837-0510
ITT Telex: 4995614



INDEPENDENT AUDITORS' REPORT


Diagnon Corporation:

We have audited the accompanying consolidated balance sheets of Diagnon Corporation and Subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended May 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnon Corporation and Subsidiaries at May 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended May 31, 1998 in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP
______________________________
Deloitte & Touche LLP
July 24, 1998

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
CONSOLIDATED BALANCE SHEETS, MAY 31, 1998 AND MAY 31, 1997
----------------------------------------------------------

ASSETS                                                    1998             1997
------                                                -----------       -----------
CURRENT ASSETS:
Cash and cash equivalents                             $    65,730       $    62,638
Accounts receivable:
  Trade                                                   903,343         1,245,292
  Unbilled                                                655,554           598,922
  Other                                                    29,983            49,999
Prepaid expenses                                           54,889            76,444
Inventories                                                45,107            44,961
Deferred income taxes - current                            43,700            50,000
                                                      -----------       -----------
Total current assets                                    1,798,306         2,128,256
                                                      -----------       -----------
LOANS TO OFFICERS                                          90,000            90,000
                                                      -----------       -----------
FIXED ASSETS:
Leasehold improvements                                    749,155           670,899
Furniture, fixtures and equipment                       3,071,181         2,985,508
                                                      -----------       -----------
Total                                                   3,820,336         3,656,407
Less accumulated depreciation
  and amortization                                      2,327,947         2,182,091
                                                      -----------       -----------
Fixed assets, net                                       1,492,389         1,474,316
                                                      -----------       -----------
DEFERRED INCOME TAXES - NONCURRENT                        661,800           797,400
OTHER NONCURRENT ASSETS                                   234,375           204,549
                                                      -----------       -----------
TOTAL                                                 $ 4,276,870       $ 4,694,521
                                                      ===========       ===========

LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                       $   212,546       $   536,120
Current maturities of long-term debt                      140,245           124,153
Accounts payable                                          234,425           250,767
Accrued compensation and related costs                    390,099           292,956
Accrued income taxes                                       12,909             5,543
Other accrued liabilities                                   6,082            12,641
                                                      -----------       -----------
Total current liabilities                                 996,306         1,222,180
LONG-TERM DEBT                                            122,303           164,192
                                                      -----------       -----------
Total liabilities                                       1,118,609         1,386,372
                                                      -----------       -----------

STOCKHOLDERS' EQUITY
--------------------
Convertible preferred stock - par value of $1.00 per
share: May 31, 1998, 500,000 shares, May 31, 1997
325,000 shares authorized; no shares issued and
outstanding
Common stock - par value of $.01 per share;
25,000,000 shares authorized; 1,600,408 shares
issued; May 31, 1998, 899,505 shares, May 31, 1997,
899,707 shares outstanding                                 16,004            96,024
Additional paid-in capital                              7,475,035         7,395,015
Accumulated deficit                                    (3,704,910)       (3,555,533)
                                                      -----------       -----------
Total                                                   3,786,129         3,935,506
Less - treasury stock May 31, 1998, 700,903 shares,
May 31, 1997, 700,701 shares, at cost                    (627,868)         (627,357)
                                                      -----------       -----------
Total stockholders' equity                              3,158,261         3,308,149
                                                      -----------       -----------
TOTAL                                                 $ 4,276,870       $ 4,694,521
                                                      ===========       ===========

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
STATEMENTS OF CONSOLIDATED OPERATIONS FOR EACH OF THE YEARS
-----------------------------------------------------------
IN THE THREE YEAR PERIOD ENDED MAY 31, 1998
-------------------------------------------


                                               1998           1997          1996
                                            ----------     ----------    ----------
REVENUES AND SALES:
  Contract revenues                         $9,848,009     $8,919,294    $8,812,776
  Product sales                                 76,377         19,916         7,189
                                            ----------     ----------    ----------
  Total Revenues and Sales                   9,924,386      8,939,210     8,819,965
                                            ----------     ----------    ----------

OPERATING EXPENSES:
  Contract                                   7,709,687      6,886,440     6,777,791
  Cost of goods sold                           108,984         18,941         6,846
  Research and development                     144,123        349,199       235,071
  General and administrative                 1,886,038      1,610,012     1,642,875
                                            ----------     ----------    ----------

  Total Operating Expenses                   9,848,832      8,864,592     8,662,583
                                            ----------     ----------    ----------

OPERATING INCOME                                75,554         74,618       157,382

INTEREST INCOME                                  9,708         10,157         9,718
INTEREST EXPENSE                               (57,239)       (49,320)      (49,602)
                                            ----------     ----------    ----------

INCOME BEFORE INCOME TAX                        28,023         35,455       117,498

PROVISION FOR INCOME TAX                      (177,400)       (30,900)      (25,300)
                                            ----------     ----------    ----------

NET (LOSS)/INCOME                           $ (149,377)    $    4,555    $   92,198
                                            ==========     ==========    ==========

BASIC (LOSS)/EARNINGS PER SHARE             $    (0.17)    $     0.01    $     0.10
                                            ==========     ==========    ==========
DILUTED (LOSS)/EARNINGS PER SHARE           $    (0.17)    $     0.00    $     0.10
                                            ==========     ==========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING FOR BASIC EPS                     899,584        899,707       899,707
EFFECT OF DILUTIVE SECURITIES -
 OPTIONS                                                       12,404        12,468
                                            ----------     ----------    ----------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING + DILUTIVE OPTIONS
FOR DILUTIVE EPS                               899,584        912,111       912,175
                                            ==========     ==========    ==========

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR EACH OF THE YEARS
-----------------------------------------------------------
IN THE THREE YEAR PERIOD ENDED MAY 31, 1998
-------------------------------------------

                                                           1998         1997          1996
                                                        ---------    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) Income                                      $(149,377)   $   4,555     $  92,198
                                                        ---------    ---------     ---------
  Adjustments to reconcile net (loss) income to net cash
    provided by (used for) operating activities:
    Depreciation and amortization                         293,728      261,218       271,763
    Deferred income taxes                                 141,900       (1,900)       (2,300)
    Decrease (increase) in accounts receivable            305,333     (313,945)       45,196
    Decrease (increase) in prepaid expenses                21,555       (5,012)         (919)
    (Increase) decrease in inventories                       (146)       7,794       (52,755)
    (Increase) decrease in other assets                   (29,826)    (102,456)       28,677
    Decrease in accounts payable and accrued expenses      74,242       34,797        20,583
    Increase in income taxes payable                        7,366        1,983         3,258
                                                        ---------    ---------     ---------
      Total Adjustments                                   814,152     (117,521)      313,503
                                                        ---------    ---------     ---------
 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES     664,775     (112,966)      405,701
                                                        ---------    ---------     ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Net capital expenditures                                (201,761)    (465,141)     (284,777)
                                                        ---------    ---------     ---------
 NET CASH USED FOR INVESTING ACTIVITIES                  (201,761)    (465,141)     (284,777)
                                                        ---------    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payments) proceeds under line-of-credit agreement  (323,574)     536,120
 Principal payments under capital lease obligations      (135,837)    (113,918)     (113,268)
 Net payments for fractional shares as a result of
  6 to 1 share reverse stock split                           (511)
                                                        ---------    ---------     ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES     (459,922)     422,202      (113,268)
                                                        ---------    ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        3,092     (155,905)        7,656
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           62,638      218,543       210,887
                                                        ---------    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  65,730    $  62,638     $ 218,543
                                                        =========    =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                              $  57,134    $  46,988     $  50,496
                                                        =========    =========     =========
  Income taxes                                          $  17,900    $  25,600     $  24,470
                                                        =========    =========     =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  The Company issued:
   Long-term debt issued in connection with capital
    leases                                              $ 110,040                  $ 289,644

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY FOR EACH OF THE YEARS
---------------------------------------------------------------------
IN THE THREE YEAR PERIOD ENDED MAY 31, 1998
-------------------------------------------

                            COMMON STOCK                                       TREASURY STOCK
                        --------------------                              -----------------------
                                                ADDITIONAL
                        NUMBER OF      PAR       PAID-IN    ACCUMULATED    NUMBER OF       AT
                         SHARES       VALUE      CAPITAL      DEFICIT       SHARES        COST
                        ---------   --------   -----------  -----------   ----------   ----------
BALANCE, JUNE 1, 1995   9,602,452   $ 96,024   $7,395,015   $(3,652,286)  (4,204,208)  $(627,357)

NET INCOME                                                       92,198
                        ---------   --------   ----------   -----------   ----------   ---------

BALANCE, MAY 31, 1996   9,602,452     96,024    7,395,015    (3,560,088)  (4,204,208)   (627,357)

NET INCOME                                                        4,555
                        ---------   --------   ----------   -----------   ----------   ---------

BALANCE, MAY 31, 1997   9,602,452     96,024    7,395,015    (3,555,533)  (4,204,208)   (627,357)
SIX TO ONE REVERSE
 STOCK SPLIT           (8,002,044)   (80,020)      80,020                  3,503,507
REPURCHASE OF
 FRACTIONAL SHARES                                                              (202)       (511)
NET INCOME                                                     (149,377)
                        ---------   --------   ----------   -----------   ----------   ---------

BALANCE, MAY 31, 1998   1,600,408   $ 16,004   $7,475,035   $(3,704,910)    (700,903)  $(627,868)
                        =========   ========   ==========   ===========   ==========   =========




See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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


Inventories
-----------

Inventories are stated at the lower of cost or market using the average cost method.

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

Earnings (Loss) Per Share
-------------------------

The Company has adopted Statement of Financial Accounting Standard No. 128 (SFAS
128) "Earnings Per Share" during the fiscal year ended May 31, 1998 and has restated, as required, all prior year earnings per share data. SFAS 128 establishes standards for computing and presenting earnings per share.


Cash and Cash Equivalents
-------------------------

The Company considers cash equivalents to include short-term investments which have a maturity of 90 days or less at the date of purchase.


New Accounting Standards
------------------------

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AND ENTERPRISE AND RELATED INFORMATION, both of which will be effective for the Company's fiscal year ending 1999. SFAS No. 130 requires businesses to disclose comprehensive income and its components in the financial statements. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. The Company does not believe that adoption of SFAS No. 130 will have a material impact on its financial position, and is assessing operating segments that it may report on upon adoption of SFAS No. 131.


2.  CAPITAL STOCK

Reverse Stock Split
-------------------

On October 22, 1997, the Company's shareholders affirmatively voted to effect a reverse split of the shares of the Common Stock in which each six shares of Common Stock became one share of Common Stock. The Company's Common Stock shares decreased from 9,602,452 shares issued to 1,600,408 shares issued, outstanding shares decreased from 5,398,244 shares to 899,505 shares, while the Treasury stock decreased from 4,204,208 shares to 700,903 shares. Fractional shares
(202), as a result of the reverse split, were repurchased by the Company and recorded as Treasury Stock.


Convertible Preferred Stock and Common Stock
--------------------------------------------

Also on October 22, 1997, the Company's shareholders voted to eliminate the then authorized 325,000 shares of convertible preferred stock, and authorized 500,000 shares of new convertible preferred stock, and to establish the number of authorized shares of common stock at 25,000,000 shares.


Stock Options
-------------

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1988 Stock Option Plan, accordingly, no compensation has been recognized for the plan. Had compensation costs for the plan been determined based on fair value at the grant date under the plan consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss/income and loss/income per share would not have been materially affected on a pro forma basis for the years ended May 31, 1998, 1997 and 1996.

The Company has reserved 67,350 shares of its Common Stock to cover the exercise of options granted under its 1988 stock option plan. There are no options granted under the 1998 stock option plan as of May 31, 1998. The 1998 stock option plan is authorized to grant options to purchase up to 10% of the then outstanding number of shares of common stock (89,950 at May 31, 1998). With the exception of the CEO's option for 25,000 shares which expires January 19, 1999, and his option for 1,667 shares which expires July 29, 2001, options expire ten years from date of grant under the plan, or upon the optionee's separation from the Company and were granted at the average of the closing bid and ask price of the Company's Common Stock at the date of grant. The Company has reserved an additional 5,001 shares of its Common Stock to cover the exercise of options granted outside its 1988 stock option plan. The 1988 plan was terminated in accordance with its terms and conditions on June 20, 1998. Option transactions were as follows:

                               Number of
                                Shares              Option
                              Under Option          Price
                              ------------          ------

Outstanding, June 1, 1995        50,677      $ .48   to 2.6814
  Granted                         6,669       2.25   to 3.375
  Cancelled                         -0-
                                 ------

Outstanding, May 31, 1996        57,346        .48   to 3.375
  Granted                        16,172       2.0625 to 2.52
  Cancelled                        (500)      3.375
                                 ------

Outstanding, May 31, 1997        73,018        .48   to 3.375
  Granted                           -0-
  Cancelled                        (667)       .48   to 1.80
                                 ------

Outstanding, May 31, 1998        72,351        .48   to 3.375
                                 ======

The number of options exercisable at May 31 were as follows:

              1998     72,351
              1997     73,018
              1996     57,346


3.  LINE OF CREDIT

The Company has a line of credit of $1,000,000 with a bank to meet periodic cash flow needs. As of May 31, 1998, there were $212,546 of borrowings under this line of credit, the maximum amount borrowed during the fiscal year was $819,457, the average balance outstanding was $363,302, and the average interest rate was 8.75% during 1998. The line is guaranteed by the Company's subsidiary, BIOQUAL, and bears interest at the prime rate plus .25% and is collateralized by trade accounts receivable. The line is subject to renewal on or before October 29, 1998.


4.  LONG-TERM DEBT

                                             1998              1997
                                             ----              ----

Capitalized Lease Obligations              $262,548          $288,345

Less Current Maturities                     140,245           124,153
                                           --------          --------

Long-Term                                  $122,303          $164,192
                                           ========          ========

Future annual minimum payments under the capital leases as of May 31, 1998, were:

      1999                                                  $157,010
      2000                                                    73,774
      2001                                                    43,101
      2002                                                    16,435
                                                            --------
                                                             290,320
      Less:  Amount representing interest                     27,772
                                                            --------
      Present value of minimum lease payments               $262,548
                                                            ========

The Company leases equipment under various capital leases which expire in fiscal years 1999, 2000, 2001 and 2002. Property held under the capital leases at May 31, 1998 and 1997 consisted of the following:

                                               1998           1997
                                               ----           ----

      Equipment                              $589,402       $479,362
      Less:  Accumulated amortization         150,986         96,644
                                             --------       --------
                                             $438,416       $382,718
                                             ========       ========

The equipment is amortized on a straight-line basis over the estimated useful life of the equipment. Amortization expense amounted to $81,352, $54,975 and $33,516 in 1998, 1997 and 1996, respectively, and is included with depreciation expense in the financial statements.

The fair value of long-term debt is estimated to approximate its carrying value at May 31, 1998 based on borrowing rates currently available with similar terms and maturity.

5.  INCOME TAXES

Income taxes are accounted for using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires an asset and liability approach to financial accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The deferred tax expense in 1998 resulted from management's assessment that an increase to the valuation allowance was necessary because of the current estimates of future taxable income during the available tax loss carryforward period. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to income. However, if the Company achieves sufficient taxable income to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

The components of income tax expense are as follows:

                                           1998           1997        1996
                                           ----           ----        ----
    Current tax expense                  $ 35,500       $32,800      $27,600
    Deferred tax expense (benefit)        141,900        (1,900)      (2,300)
                                         --------       -------      -------
                                         $177,400       $30,900      $25,300
                                         ========       =======      =======

A reconciliation of actual income tax expense to that which would have resulted from applying the federal statutory tax rates is as follows:

                                     1998          1997       1996
                                     ----          ----       ----
Federal taxes at statutory
  rate                             $ 11,209     $ 12,055    $ 39,949
State taxes at statutory rate        35,500       32,800      27,600
Executive life insurance
  premiums                            3,233        2,034       8,997
Decrease (increase) in
  previously recognized tax
  loss carryforwards                141,900       (1,900)     (2,300)
Other, net                          (14,442)     (14,089)    (48,946)
                                   --------     --------    --------
                                   $177,400     $ 30,900    $ 25,300
                                   ========     ========    ========

The components of deferred income taxes are as follows:

                                        May 31,      May 31,        May 31,
                                         1998         1997           1996
                                      ----------   ----------     ----------
Financial statement accruals          $   45,553   $   40,904     $   39,646
Different useful lives for
  depreciation of fixed assets
    for tax purposes                     (46,000)     (58,300)        10,691
Research & development costs
  deferred for tax purposes              164,000          -0-            -0-
Tax loss carryforward                  1,443,000    1,598,000      1,518,000
Less: valuation allowance               (901,053)    (733,204)      (722,837)
                                      ----------   ----------     ----------
Total deferred income taxes           $  705,500   $  847,400     $  845,500
                                      ==========   ==========     ==========

As of May 31, 1998, the Company has cumulative tax operating loss carryforwards of approximately $4,300,000 available to reduce future federal taxable income. The operating loss carryforwards expire in fiscal years 2000 to 2003. Management believes that it is more likely than not that the Company will generate future taxable income sufficient to realize a portion of the remaining tax loss carryforward and that the valuation allowance is appropriate given the current estimates of future taxable income.


6.  COMMITMENTS AND CONTINGENCIES

Leases
------

The Company is a lessee under various noncancelable operating leases, covering the facilities in which its operations are conducted and certain equipment and vehicles. During 1998, 1997 and 1996, the Company subleased a part of its premises. As of May 31, 1998, there are no material sublease agreements. The rental income earned has been offset against the Company's rental expense in the period. The aggregate minimum annual rental commitments under these various leases are as follows:

               Rental
             Commitment
             ----------
1999          1,471,000
2000          1,499,000
2001          1,536,000
2002          1,571,000

Facilities leases contain options for five-year extensions.

Rental expense was approximately $1,346,000, net of $11,000 of sublease income, $1,322,000, net of $11,000 of sublease income, and $1,388,000, net of $10,000 of sublease income, for the years ended May 31, 1998, 1997 and 1996, respectively.

7.    RELATED PARTIES

The following schedule presents information regarding loans to officers for the three year period ended May 31, 1998.

                                  Balance at                                       Balance
                                  Beginning of                                    at End of
Name of Person                       Period         Additions     Repayments        Period
--------------                    ------------      ---------     ----------      ---------
Each of the Years Ended
  May 31, 1998, 1997 and 1996:

President                           $ 90,000          $   -0-       $   -0-       $ 90,000

The loan to the President bears interest at the six month certificate of deposit rate. On October 11, 1995, the Company's shareholders affirmatively voted to approve the purchase of common stock of the Company held by Dr. Landon at fair market value in an amount sufficient to fund the payment of the $45,000 installment payment, plus accrued interest, due after fiscal year 1995 and in a similar manner to purchase common stock of the Company held by Dr. Landon at fair market value in an amount sufficient to fund the payment of the final $45,000 installment payment, plus accrued interest, due after fiscal year 1996. The 1996 payment would be made within six weeks after the end of fiscal year 1996. On October 16, 1996, the Board of Directors affirmatively voted to extend the due date of the loan, maintaining all other terms and conditions, until October 31, 1998. As of July 31, 1998, neither the stock purchase or the loan repayment transaction have occurred.

On July 14, 1998, the President signed an employment agreement with the Company retroactive to June 1, 1997. The agreement provides a base compensation and additional incentive compensation dependent upon annual operations.

                                    EXHIBITS