Form 10QSB
period 1998-08-31
DIAGNON CORP
filed 1998-10-14
CIK 719711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT

                 For the transition period from              TO

                      Commission file number 0-13281


                              DIAGNON CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


      State of Delaware                               13-3078199
--------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


9600 Medical Center Drive, Rockville, Maryland          20850
--------------------------------------------------------------------
(Address of principal executive office)               (Zip Code)


Issuer's telephone number, including area code (301) 251-2801


                         Not Applicable
--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirement for the past 90 days.

                  Yes  X                  No
                      ---                    ---

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 899,672 shares outstanding as of October 9, 1998.

Convertible Preferred Stock, $1.00 par value per share; authorized 500,000 shares; no shares outstanding as of October 9, 1998.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                               DIAGNON CORPORATION
                               -------------------

                                      INDEX
                                      -----

Part I.  Financial Information                                      Page
------------------------------                                      ----

  Item 1.  Financial Statements.

         Consolidated Balance Sheets, May 31, 1998 and
           August 31, 1998  (Unaudited) . . . . . . . . . . . . . .  2

         Unaudited Statements of Consolidated Operations for
           the Three Months Ended August 31, 1998 and
           August 31, 1997  . . . . . . . . . . . . . . . . . . . .  3

         Unaudited Statements of Consolidated Cash Flows
           for the Three Months Ended August 31, 1998 and
           August 31, 1997  . . . . . . . . . . . . . . . . . . . .  4

         Notes to Financial Statements  . . . . . . . . . . . . . .  5

  Item 2.  Management's Discussion and Analysis   . . . . . . . . .  5

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
CONSOLIDATED BALANCE SHEETS, MAY 31, 1998 AND AUGUST 31, 1998 (UNAUDITED)
-------------------------------------------------------------------------

                                                                                 AUGUST 31,                         MAY 31,
ASSETS                                                                              1998                             1998
------                                                                           ----------                         -------
CURRENT ASSETS:
Cash and cash equivalents                                                     $      66,529                   $       65,730
Accounts receivable:
  Trade                                                                             942,687                          903,343
  Unbilled                                                                          545,929                          655,554
  Other                                                                              26,727                           29,983
Prepaid expenses                                                                     74,103                           54,889
Inventories                                                                          98,984                           45,107
Deferred income taxes - current                                                      14,700                           43,700
                                                                              -------------                   --------------
Total current assets                                                              1,769,659                        1,798,306
                                                                              -------------                   --------------
LOANS TO OFFICERS                                                                    90,000                           90,000
                                                                              -------------                   --------------
FIXED ASSETS:
Leasehold improvements                                                              766,997                          749,155
Furniture, fixtures and equipment                                                 3,131,542                        3,071,181
                                                                              -------------                   --------------
Total                                                                             3,898,539                        3,820,336
Less accumulated depreciation
  and amortization                                                                2,405,671                        2,327,947
                                                                              -------------                   --------------
Fixed assets, net                                                                 1,492,868                        1,492,389
                                                                              -------------                   --------------
DEFERRED INCOME TAXES - NONCURRENT                                                  661,800                          661,800
OTHER NONCURRENT ASSETS                                                             216,227                          234,375
                                                                              -------------                   --------------
TOTAL                                                                         $   4,230,554                   $    4,276,870
                                                                              =============                   ==============

LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                                               $     308,910                   $      212,546
Current maturities of long-term debt                                                140,245                          140,245
Accounts payable                                                                    244,647                          234,425
Accrued compensation and related costs                                              223,540                          390,099
Accrued income taxes                                                                  3,909                           12,909
Other accrued liabilities                                                             3,775                            6,082
                                                                              -------------                   --------------
Total current liabilities                                                           925,026                          996,306
LONG-TERM DEBT                                                                       83,482                          122,303
                                                                              -------------                   --------------
Total liabilities                                                                 1,008,508                        1,118,609
                                                                              -------------                   --------------

STOCKHOLDERS' EQUITY
--------------------
Convertible preferred stock - par value of $1.00
per share, 500,000 shares authorized; no shares
issued and outstanding
Common stock - par value of $.01 per share;
25,000,000 shares authorized; 1,600,408 shares
issued; August 31, 1998, 899,672 shares, May 31,
1998, 899,505 shares outstanding                                                     16,004                           16,004
Additional paid-in capital                                                        7,475,035                        7,475,035
Accumulated deficit                                                              (3,641,206)                      (3,704,910)
                                                                              -------------                   --------------
Total                                                                             3,849,833                        3,786,129
Less - treasury stock August 31, 1998, 700,736
shares, May 31, 1998, 700,903 shares, at cost                                      (627,787)                        (627,868)
                                                                              -------------                   --------------
Total stockholders' equity                                                        3,222,046                        3,158,261
                                                                              -------------                   --------------
TOTAL                                                                         $   4,230,554                   $    4,276,870
                                                                              =============                   ==============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
UNAUDITED STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
-------------------------------------------------------
THREE MONTHS ENDED AUGUST 31, 1998 AND AUGUST 31, 1997
------------------------------------------------------

                                                                         AUGUST 31,                         AUGUST 31,
                                                                            1998                               1997
                                                                         ----------                         ----------
REVENUES AND SALES:
  Contract revenues                                                     $  2,711,176                      $  2,336,141
  Product sales                                                                4,118                             1,073
                                                                        ------------                      ------------
  Total Revenues and Sales                                                 2,715,294                         2,337,214
                                                                        ------------                      ------------

OPERATING EXPENSES:
  Contract                                                                 2,095,359                         1,764,299
  Cost of goods sold                                                           5,073                            16,478
  Research and development                                                    41,272                           117,850
  General and administrative                                                 454,791                           426,168
                                                                        ------------                      ------------

  Total                                                                    2,596,495                         2,324,795
                                                                        ------------                      ------------

OPERATING INCOME                                                             118,799                            12,419

INTEREST INCOME                                                                  948                             1,338
INTEREST EXPENSE                                                             (13,543)                          (12,121)
                                                                        ------------                      ------------

INCOME BEFORE INCOME TAX                                                     106,204                             1,636

PROVISION FOR INCOME TAX                                                      42,500                               650
                                                                        ------------                      ------------

NET INCOME                                                              $     63,704                      $        986
                                                                        ============                      ============

BASIC EARNINGS PER SHARE                                                $       0.07                      $       0.00
                                                                        ============                      ============
DILUTED EARNINGS PER SHARE                                              $       0.07                      $       0.00
                                                                        ============                      ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING FOR BASIC EPS                                                   899,590                           899,707
EFFECT OF DILUTIVE SECURITIES -
 OPTIONS                                                                       6,262                            14,974
                                                                        ------------                      ------------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING + DILUTIVE OPTIONS FOR
 DILUTIVE EPS                                                                905,852                           914,681
                                                                        ============                      ============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE
-------------------------------------------------------
THREE MONTHS ENDED AUGUST 31, 1998 AND AUGUST 31, 1997
------------------------------------------------------

                                                                                     Three Months                Three Months
                                                                                         Ended                       Ended
                                                                                    August 31, 1998             August 31, 1997
                                                                                   ---------------             ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                         $        63,704             $           986
                                                                                    ---------------             ---------------
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                                                            77,724                      70,377
    Deferred income taxes                                                                    29,000                         550
    Decrease in accounts receivable                                                          73,537                      66,237
    (Increase) in prepaid expenses                                                          (19,214)                    (70,703)
    (Increase) decrease in inventories                                                      (53,877)                      1,000
    Decrease in other assets                                                                 18,148                      54,000
    Decrease in accounts payable and accrued expenses                                      (158,644)                   (162,554)
    Decrease in income taxes payable                                                         (9,000)                     (2,300)
                                                                                    ---------------             ---------------
      Total Adjustments                                                                     (42,326)                    (43,393)
                                                                                    ---------------             ---------------
 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                        21,378                     (42,407)
                                                                                    ---------------             ---------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                                       (78,203)                   (181,266)
                                                                                    ---------------             ---------------
 NET CASH USED FOR INVESTING ACTIVITIES                                                     (78,203)                   (181,266)
                                                                                    ---------------             ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds under line-of-credit agreement                                                 96,364                     256,449
 Net proceeds from exercise of stock options                                                     81
 Principal payments under capital lease obligations                                         (38,821)                    (30,005)
                                                                                    ---------------             ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    57,624                     226,444
                                                                                    ---------------             ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       799                       2,771
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             65,730                      62,638
                                                                                    ---------------             ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $        66,529             $        65,409
                                                                                    ===============             ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                                          $        12,487             $        11,538
                                                                                    ===============             ===============
  Income taxes                                                                      $        18,500             $         2,400
                                                                                    ===============             ===============


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------

In this first quarter of fiscal year 1999, Diagnon realized net income of $63,704.

During this quarter, the Company was notified by the National Cancer Institute
(NCI) that the contract "Studies Using Primate Models for AIDS Vaccine Research", which expires on November 29, 1998, would not be renewed with the Company or with any other contractor. This contract accounts for approximately 1.7% of the Company's projected revenues for fiscal year 1999. The expiration of this contract will have a minimal effect on the Company's revenues and operating capital.

On October 1, 1998, the Company introduced two nutritional supplements for the equine industry. The two equine immunoglobulin products are Immugam and Minigam. Both products are colostrum supplements that are recommended for use in newborn foals. Minigam is for use in miniature horses and Immugam is intended for use in all other breeds. These products provide an inexpensive oral colostrum supplement which can be used by lay horse owners and breeders, whereas Diagnon's pre-existing product, Lyphomune(R), is recommended for veterinarian use only.

Year 2000
---------

The Company has performed an internal assessment of the scope of the Year 2000 computer systems and software problems and its potential effect on the operation of the Company. The Company is currently assessing its non-information systems for Year 2000 compliance. The Company is contacting its major suppliers of products and services to determine the status of the suppliers' Year 2000 capability. There can be no assurance that another company's failure to ensure Year 2000 compliance and capability would not have an adverse effect on the Company. The Company anticipates incurring approximately $25,000 to $30,000 in each of the next two fiscal years replacing its Year 2000 non-compliant microcomputers. To date the Company has spent approximately $5,000 to replace non-compliant microcomputers. The replacement computers have pre-installed Year 2000 compliant software. Any costs incurred in connection with Year 2000 compliance will be expensed as incurred. It is the opinion of management that the Year 2000 computer problem will not have a material effect on the Company's operation. However, the Company is monitoring the progress of its largest customer, the National Institutes of Health (NIH), toward Year

2000 compliance. If the NIH is non-compliant on January 1, 2000, the Company's financial condition may be adversely affected until such time that the NIH's non-compliance contingency plan is initiated.

Currently, the Company does not have a Year 2000 non-compliance contingency plan. Management is continuing to gather information to determine whether or not a contingency plan is necessary.

Results of Operations
---------------------

For the three months of operations ended August 31, 1998 (the Company's first quarter), Contract Revenues increased by 16.1% compared to the first quarter of fiscal year 1998 reflecting increased contract activity, an increase in sales related to Small Business Innovative Research (SBIR) grants, and the funding of a $34,976 indirect rate variance cost overrun of a contract that expired in fiscal year 1995 (the contract was administratively closed out on September 30, 1998). Product Sales increased to $4,118 compared to $1,073 in fiscal year 1998. Contract Operating Expenses increased 18.8% compared to the first quarter of fiscal year 1998 primarily due to increased contract activity and increased SBIR activity. Cost of Goods Sold decreased to $5,073 from $16,478 in the first quarter of fiscal year 1998. This decrease was primarily due to the expensing, from inventory, of 147 units of Lyphomune(R) used in a sales promotion in fiscal year 1998 compared to 19 complimentary units in this quarter. Research and Development (R&D) expenses decreased to $41,272 compared to $117,850 in the first quarter of fiscal year 1998. This decrease is primarily due to the completion of the pre-clinical and clinical trials for the Company's purified IgG product, Lyphomune(R) and the award of two SBIR grants to help support the Company's ongoing research of Helicobacter pylori (both grants were awarded in the second quarter of fiscal year 1998). General and Administrative Expenses increased 6.7% compared to the first quarter of fiscal year 1998 primarily due to inflationary increases in several expenses. Total Operating Expenses increased 11.7% due to the above.

Operating Income increased to $118,799 compared to $12,419 in the prior year. The increase is primarily due to the increase in Contract Revenues, the decreases in Cost of Goods Sold and R&D expenses and the $34,976 increased funding to cover an indirect cost overrun for an expired contract as mentioned above.

For this quarter, Diagnon had Interest Expense of $13,543 compared to Interest Expense of $12,121 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $29,000 for the three months ended August 31, 1998. The Company provided for state income tax which is estimated at $13,500. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 63,179 shares of common stock at prices ranging from $1.50 per share to $3.375 per share were outstanding at August 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares. Options to purchase 30,502 shares of common stock at prices ranging from $2.6814 per share to $3.375 per share were outstanding at August 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares.

For comparison purposes, all share and per share data in the financial statements have been retroactively adjusted to reflect the one-for-six share reverse stock split effected on October 22, 1997.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in Cash and Cash Equivalents are detailed in the Statements of Consolidated Cash Flows on page 4. Total Assets decreased $46,316. Accounts Receivable have decreased by $73,537 consisting mainly of 1) a decrease of $109,625 to Unbilled Accounts Receivable primarily due to a $140,580 decrease in prior year unbilled direct costs that were billed in June 1998 offset by a $41,677 accrual of current period unbilled direct costs to be billed during the second quarter of fiscal year 1999, a $5,804 accrual of contract fee retention to be billed at the completion of the respective contracts, a decrease of $51,502 in reimbursable indirect rate variances for the first three months of fiscal year 1999, and the $34,976 increased funding to pay for the indirect cost overrun of the expired contract mentioned above, 2) a $3,256 decrease to Other Accounts Receivable, and 3) an increase of $39,344 to Trade Receivables. Deferred Income Taxes decreased by $29,000 primarily as a result of utilizing a portion of the federal income tax loss carryforward. Other Noncurrent Assets decreased $18,148 due to the completion of a new freeze drying equipment order ($38,148) from the previous fiscal year end offset by a $20,000 deposit on a nonhuman primate housing unit order placed during this quarter.

The decrease above is partially offset by 1) an increase in Inventories of $53,877 as the Company continues to produce Lyphomune(R) for the next foaling season (Spring 1999), and 2) an increase of $19,214 in Prepaid Expenses primarily due to the prepayment of life insurance premiums. The balance of the decrease was due to other miscellaneous factors.

Liabilities

In the first three months of operations, Total Liabilities decreased $110,101 as compared to May 31, 1998. This decrease is primarily attributable to 1) a decrease in Accrued Compensation and Related Costs of $166,559 reflecting a shorter accrual period this quarter when compared to the prior year end and the payment of accrued bonuses from fiscal year 1998 during this quarter, and 2) payments totalling $38,821 on capital leases reducing Long-Term Debt.

The above decrease is partially offset by an increase to Borrowings Under Line-of-Credit of $96,364 reflecting the increase in Inventories and the payment of the accrued bonuses. The balance of the decrease was due to other miscellaneous factors.

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





                                       DIAGNON CORPORATION



DATE  October 14, 1998                 /s/ John C. Landon, Ph.D.
      ________________                 _________________________
                                       Chairman of the Board,
                                       President and Chief Executive
                                       Officer




DATE  October 14, 1998                 /s/ Michael P. O'Flaherty
      ________________                 _________________________
                                       Chief Operating Officer and
                                       Secretary



DATE  October 14, 1998                 /s/ David A. Newcomer
      ________________                 _____________________
                                       Chief Financial Officer