Form 10QSB
period 1998-11-30
DIAGNON CORP
filed 1999-01-13
CIK 719711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

           For the transition period from ____________ TO ___________

                         Commission file number 0-13281
                                                -------


                               DIAGNON CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           State of Delaware                          13-3078199
           -----------------                          ----------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)


     9600 Medical Center Drive, Rockville,  Maryland          20850
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

                           Yes  X                  No
                              ----                     ----

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 890,672 shares outstanding as of January 8, 1999.

Convertible Preferred Stock, $1.00 par value per share; authorized 500,000 shares; no shares outstanding as of January 8, 1999.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                               DIAGNON CORPORATION


                                      INDEX

Part I.  Financial Information                                 Page
------------------------------                                 ----

  Item 1.  Financial Statements.

      Consolidated Balance Sheets, May 31, 1998 and
        November 30, 1998  . . . . . . . . . . . . . . . . . . .  2

      Statements of Consolidated Operations for
        the Three Months Ended November 30, 1998 and
        November 30, 1997  . . . . . . . . . . . . . . . . . . .  3

      Statements of Consolidated Operations for
        the Six Months Ended November 30, 1998 and
        November 30, 1997  . . . . . . . . . . . . . . . . . . .  4

      Statements of Consolidated Cash Flows for
        the Six Months Ended November 30, 1998 and
        November 30, 1997  . . . . . . . . . . . . . . . . . . .  5

      Notes to Financial Statements  . . . . . . . . . . . . . .  6

  Item 2.  Management's Discussion and Analysis   . . . . . . . . 6

Part II.  Other Information
---------------------------

  Item 4.  Submission of Matters to a Vote of
              Security Holders  . . . . . . . . . . . . . . . .  10

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, MAY 31, 1998 AND NOVEMBER 30, 1998
---------------------------------------------------------------

ASSETS                                                 NOVEMBER 30,            MAY 31,
                                                           1998                 1998
                                                      -------------        --------------
CURRENT ASSETS:
Cash and cash equivalents                             $      67,064        $       65,730
Accounts receivable:
  Trade                                                   1,307,770               903,343
  Unbilled                                                  614,476               655,554
  Other                                                      24,615                29,983
Prepaid expenses                                            112,956                54,889
Inventories                                                 213,042                45,107
Deferred income taxes - current                              18,200                43,700
                                                      -------------        --------------
Total current assets                                      2,358,123             1,798,306
                                                      -------------        --------------
LOANS TO OFFICERS                                            75,656                90,000
                                                      -------------        --------------
FIXED ASSETS:
Leasehold improvements                                      779,045               749,155
Furniture, fixtures and equipment                         3,138,206             3,071,181
                                                      -------------        --------------
Total                                                     3,917,251             3,820,336
Less accumulated depreciation
  and amortization                                        2,483,821             2,327,947
                                                      -------------        --------------
Fixed assets, net                                         1,433,430             1,492,389
                                                      -------------        --------------
DEFERRED INCOME TAXES - NONCURRENT                          607,400               661,800
OTHER NONCURRENT ASSETS                                     196,227               234,375
                                                      -------------        --------------
TOTAL                                                 $   4,670,836        $    4,276,870
                                                      =============        ==============

LIABILITIES
CURRENT LIABILITIES:
Borrowings under line of credit                       $     721,908        $      212,546
Current maturities of long-term debt                        140,245               140,245
Accounts payable                                            157,472               234,425
Accrued compensation and related costs                      291,780               390,099
Accrued income taxes                                          8,109                12,909
Other accrued liabilities                                     3,566                 6,082
                                                      -------------        --------------
Total current liabilities                                 1,323,080               996,306
LONG-TERM DEBT                                               43,814               122,303
                                                      -------------        --------------
Total liabilities                                         1,366,894             1,118,609
                                                      -------------        --------------

STOCKHOLDERS' EQUITY
Convertible preferred stock - par value of $1.00
per share, 500,000 shares authorized; no shares
issued and outstanding
Common stock - par value of $.01 per share;
25,000,000 shares authorized; 1,600,408 shares
issued; November 30, 1998, 890,672 shares, May
31, 1998, 899,505 shares outstanding                         16,004                16,004
Additional paid-in capital                                7,475,035             7,475,035
Accumulated deficit                                      (3,544,966)           (3,704,910)
                                                      -------------        --------------
Total                                                     3,946,073             3,786,129
Less - treasury stock November 30, 1998, 709,736
shares, May 31, 1998, 700,903 shares, at cost              (642,131)             (627,868)
                                                      -------------        --------------
Total stockholders' equity                                3,303,942             3,158,261
                                                      -------------        --------------
TOTAL                                                 $   4,670,836        $    4,276,870
                                                      =============        ==============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
THREE MONTHS ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997
----------------------------------------------------------

                                                  NOVEMBER 30,           NOVEMBER 30,
                                                      1998                   1997
                                                  ------------           ------------
REVENUES AND SALES:
  Contract revenues                               $  2,666,993           $  2,308,620
  Product sales                                          2,960                  5,580
                                                  ------------           ------------
  Total Revenues and Sales                           2,669,953              2,314,200
                                                  ------------           ------------

OPERATING EXPENSES:
  Contract                                           1,969,541              1,809,642
  Cost of goods sold                                     4,317                  7,944
  Research and development                              44,935                 91,305
  General and administrative                           479,652                496,574
                                                  ------------           ------------

  Total Operating Expenses                           2,498,445              2,405,465
                                                  ------------           ------------

OPERATING INCOME / (LOSS)                              171,508                (91,265)

INTEREST INCOME                                            693                  1,231
INTEREST EXPENSE                                       (11,861)               (12,537)
                                                  ------------           ------------

INCOME / (LOSS) BEFORE INCOME TAX                      160,340               (102,571)

(PROVISION) CREDIT FOR INCOME TAX                      (64,100)                31,550
                                                  ------------           ------------

NET INCOME / (LOSS)                               $     96,240           $    (71,021)
                                                  ============           ============

BASIC EARNINGS / (LOSS) PER SHARE                 $       0.11           $      (0.08)
                                                  ============           ============
DILUTED EARNINGS / (LOSS) PER SHARE               $       0.11           $      (0.08)
                                                  ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING FOR BASIC EPS                             896,606                899,620
EFFECT OF DILUTIVE SECURITIES -
 OPTIONS                                                 6,843
                                                  ------------           ------------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING + DILUTIVE OPTIONS FOR
 DILUTIVE EPS                                          903,449                899,620
                                                  ============           ============

See notes to financial statements.
                                            3

DIAGNON CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
SIX MONTHS ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997
--------------------------------------------------------

                                                  NOVEMBER 30,           NOVEMBER 30,
                                                      1998                   1997
                                                  ------------           ------------
REVENUES AND SALES:
  Contract revenues                               $  5,378,169           $  4,644,761
  Product sales                                          7,078                  6,653
                                                  ------------           ------------
  Total Revenues and Sales                           5,385,247              4,651,414
                                                  ------------           ------------

OPERATING EXPENSES:
  Contract                                           4,064,900              3,573,940
  Cost of goods sold                                     9,390                 24,422
  Research and development                              86,207                209,156
  General and administrative                           934,443                922,742
                                                  ------------           ------------

  Total Operating Expenses                           5,094,940              4,730,260
                                                  ------------           ------------

OPERATING INCOME / (LOSS)                              290,307                (78,846)

INTEREST INCOME                                          1,641                  2,569
INTEREST EXPENSE                                       (25,404)               (24,658)
                                                  ------------           ------------

INCOME / (LOSS) BEFORE INCOME TAX                      266,544               (100,935)

(PROVISION) CREDIT FOR INCOME TAX                     (106,600)                30,900
                                                  ------------           ------------

NET INCOME / (LOSS)                               $    159,944           $    (70,035)
                                                  ============           ============

BASIC EARNINGS / (LOSS) PER SHARE                 $       0.18           $      (0.08)
                                                  ============           ============
DILUTED EARNINGS / (LOSS) PER SHARE               $       0.18           $      (0.08)
                                                  ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING FOR BASIC EPS                             898,106                899,663
EFFECT OF DILUTIVE SECURITIES -
 OPTIONS                                                 6,843
                                                  ------------           ------------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING + DILUTIVE OPTIONS FOR
 DILUTIVE EPS                                          904,949                899,663
                                                  ============           ============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE
SIX MONTHS ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997
--------------------------------------------------------

                                                            Six Months         Six Months
                                                               Ended              Ended
                                                         November 30, 1998  November 30, 1997
                                                          ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                        $       159,944    $       (70,035)
                                                          ---------------    ---------------
  Adjustments to reconcile net income (loss) to net cash
  (used for) provided by operating activities:
    Depreciation and amortization                                 155,874            143,241
    Deferred income taxes                                          79,900            (40,400)
    (Increase) decrease in accounts receivable                   (357,981)           409,984
    Increase in prepaid expenses                                  (58,067)           (25,658)
    Increase in inventories                                      (167,935)           (11,427)
    Decrease in other assets                                       38,148             54,000
    Decrease in accounts payable and accrued expenses            (177,788)           (55,044)
    (Decrease) increase in income taxes payable                    (4,800)             1,100
                                                          ---------------    ---------------
      Total Adjustments                                          (492,649)           475,796
                                                          ---------------    ---------------
 NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES            (332,705)           405,761
                                                          ---------------    ---------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                             (96,915)          (135,676)
                                                         ----------------    ---------------
 NET CASH USED FOR INVESTING ACTIVITIES                           (96,915)          (135,676)
                                                         ----------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds (payments) under line-of-credit agreement           509,362           (207,376)
 Net proceeds from exercise of stock options                           81
 Net payments for fractional shares as a result of
  1 to 6 share reverse stock split                                                      (511)
 Principal payments under capital lease obligations               (78,489)           (60,668)
                                                          ---------------    ---------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES              430,954           (268,555)
                                                          ---------------    ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           1,334              1,530
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   65,730             62,638
                                                          ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $        67,064    $        64,168
                                                          ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                $        24,538    $        24,994
                                                          ===============    ===============
  Income taxes                                            $        31,500    $         8,400
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------

In this second quarter of fiscal year 1999, Diagnon realized net income of $96,240 totalling net income of $159,944 for the first six months of fiscal year 1999.

During this quarter the following developments occurred:

o The National Cancer Institute (NCI) contract "Studies Using Primate Models for AIDS Vaccine Research" expired on November 29, 1998. This contract accounts for approximately 1.7% of the Company's projected revenues for fiscal year 1999. The expiration of this contract will have a minimal effect on the Company's revenues and operating capital.

o On October 1, 1998, the Company introduced two nutritional supplements for the equine industry. The two equine immunoglobulin products are IMMUNOGAM and MINIGAM. Both products are colostrum supplements that are recommended for use in newborn foals. MINIGAM is for use in miniature horses and IMMUNOGAM is intended for use in all other horse breeds. These products provide an inexpensive oral colostrum supplement which can be used by lay horse owners and breeders, whereas Diagnon's pre-existing product, LYPHOMUNE(R), is recommended for veterinarian use only.

o On October 28, 1998, the Compensation Committee of the Board of Directors agreed to extend the repayment period of the Company loan to Dr. Landon from October 31, 1998 to April 30, 2000. In accordance with the shareholder's prior approval of the Company's plan to purchase shares of stock from Dr. Landon at market value, the Company plans to purchase, on a quarterly basis for six quarters, 9,000 shares of Company stock from Dr. Landon at market value. Any unpaid principal balance and accrued interest will be paid in cash at the end of the sixth quarter. Dr. Landon made his first repayment on October 31, 1998 totalling $14,344.

Year 2000
---------

The Company has performed an internal assessment of the scope of the Year 2000 computer systems and software problems and its potential effect on the operation of the Company. The Company is continuing the assessment of its non-information systems for Year 2000 compliance. The Company is contacting its major suppliers of products and services to determine the status of the suppliers' Year 2000 capability. The Company has received assurances from several providers of critical systems that those systems are or will be Year 2000 compliant before December 31, 1999. There can be no assurance that another company's failure to ensure Year 2000 compliance and capability would not have an adverse effect on the Company. The Company anticipates incurring approximately $25,000 to $30,000 in each of the next two fiscal years replacing its Year 2000 non-compliant computers. To date the Company has spent approximately $6,500 to replace non-compliant computers. The replacement computers have pre-installed Year 2000 compliant software. Any costs incurred in connection with Year 2000 compliance will be expensed as incurred. It is the opinion of management that the Year 2000 computer problem will not have a material effect on the Company's operation. However, the Company is monitoring the progress of its largest customer, the National Institutes of Health (NIH), toward Year 2000 compliance. If the NIH is non-compliant on January 1, 2000, the Company's financial condition may be adversely affected until such time that the NIH's non-compliance contingency plan is initiated.

Currently, the Company does not have a Year 2000 non-compliance contingency plan. Management is continuing to gather information to determine whether or not a contingency plan is necessary.

Results of Operations
---------------------

Three Months Comparison
-----------------------

For the three months of operations ended November 30, 1998 (the Company's second quarter), Contract Revenues increased by 15.5% compared to the second quarter of fiscal year 1998 reflecting increased contract activity and an increase in sales related to Small Business Innovative Research (SBIR) grants. Product Sales decreased to $2,960 compared to $5,580 in fiscal year 1998. Contract Operating Expenses increased 8.8% compared to the second quarter of fiscal year 1998 primarily due to increased contract activity and increased SBIR activity offset by a $37,300 cost overrun on two contracts completed during the second quarter of fiscal year 1998. Cost of Goods Sold decreased to $4,317 from $7,944 in the second quarter of fiscal year 1998. This decrease was primarily due to the decrease in sales of Lyphomune(R) during this quarter compared to the same quarter in fiscal year 1998. Research and Development (R&D) expenses decreased to $44,935 compared to $91,305 in the second quarter of fiscal year 1998. This decrease is primarily due to the completion of the pre-clinical and clinical trials for the Company's purified IgG product, Lyphomune(R). General and Administrative Expenses decreased 3.4% compared to the second quarter of fiscal year 1998 primarily due to inflationary increases in several items of expense in this quarter offset by the following one-time expenses incurred in the second quarter of fiscal year 1998: a $25,000 fee for terminating the private placement funding effort with Slusser Associates (SA) and a $15,000 fee for listing on the Chicago Stock Exchange (CHX). Total Operating Expenses increased 3.9% due to the above.

Operating Income increased to $171,508 compared to an operating loss of ($91,265) in the prior year. The increase is primarily due to the increase in Contract Revenues, the decreases in Cost of Goods Sold and R&D expenses this quarter and the fiscal year 1998 incurrence of the one-time expenses mentioned above (the $25,000 SA termination fee, the $15,000 CHX listing fee and the $37,300 cost overrun on two contracts completed during the second quarter of fiscal year 1998).

For this quarter, Diagnon had Interest Expense of $11,861 compared to Interest Expense of $12,537 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $50,900 for the three months ended November 30, 1998. The Company provided for state income tax which is estimated at $13,200. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 59,845 shares of common stock at prices ranging from $1.70 per share to $3.375 per share were outstanding at November 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares. Due to the net loss recorded for the three month period ended November 30, 1997, all options to purchase (72,351) shares of common stock were not included in the computation of diluted EPS because the options were antidilutive.

Six Months Comparison
---------------------

For the six months of operations ended November 30, 1998, Contract Revenues increased by 15.8% compared to the first six months of fiscal year 1998 reflecting increased contract activity, an increase in sales related to SBIR grants, and the funding of a $34,976 indirect rate variance cost overrun of a contract that expired in fiscal year 1995 (the contract was administratively closed out on September 30, 1998). Product Sales increased to $7,078 compared to $6,653 in fiscal year 1998. Contract Operating Expenses increased 13.7% compared to the first six months of fiscal year 1998 primarily due to increased contract activity and increased SBIR activity offset by a $37,300 cost overrun on two contracts completed during the second quarter of fiscal year 1998. Cost of Goods Sold decreased to $9,390 compared to $24,422 in the first six months of fiscal year 1998. This decrease was primarily due to the expensing, from inventory, of 147 units of Lyphomune(R) used in a sales promotion in fiscal year 1998 compared to 31 complimentary units during the first six months of this fiscal year. Research and Development expenses decreased to $86,207 compared to $209,156 in the first six months of fiscal year 1998. This decrease is primarily due to the completion of the pre-clinical and clinical trials for the Company's purified IgG product, Lyphomune(R) and the award of two SBIR grants to help support the Company's ongoing research of HELICOBACTER PYLORI (both grants were awarded in the second quarter of fiscal year 1998). General and Administrative Expenses increased 1.3% compared to the first six months of fiscal year 1998 primarily due to inflationary increases in several items of expense in this fiscal year offset by the following one-time expenses incurred in the second quarter of fiscal year 1998: the $25,000 fee for terminating the private placement funding effort with SA and the $15,000 fee for listing on the CHX as discussed in the Three Months Comparison. Total Operating Expenses increased 7.7%, due to the above.

Operating Income increased to $290,307 compared to an operating loss of ($78,846) in the prior year. The increase is primarily due to the increase in Contract Revenues, the decreases in Cost of Goods Sold and R&D expenses this fiscal year and the fiscal year 1998 incurrence of the one-time expenses mentioned above (the $25,000 SA termination fee, the $15,000 CHX listing fee and the $37,300 cost overrun on two contracts completed during the second quarter of fiscal year 1998).

For the six months of this fiscal year, Diagnon had interest expense of $25,404 compared to interest expense of $24,658 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $79,900 for the six months ended November 30, 1998. The Company provided for state income tax which is estimated at $26,700. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS) - For the six month comparison, options to purchase 59,845 shares of common stock at prices ranging from $1.70 per share to $3.375 per share were outstanding at November 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares. Due to the net loss recorded for the six month period ended November 30, 1997, all options to purchase (72,351) shares of common stock were not included in the computation of diluted EPS because the options were antidilutive.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in Cash and Cash Equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Total Assets increased $393,966. Accounts Receivable increased by $357,981 consisting mainly of 1) an increase of $404,427 to Trade Receivables reflecting a slower collection rate compared to the collection rate at the end of the previous year end, 2) a decrease of $41,078 to Unbilled Accounts Receivable primarily due to a $185,791 decrease in prior year unbilled direct costs that were billed in June 1998 and September 1998 and a decrease of $45,863 in reimbursable indirect rate variances for the first six months of fiscal year 1999 offset by a $178,886 accrual of current period unbilled direct costs to be billed during the third quarter of fiscal year 1999 and an $11,690 accrual of contract fee retention to be billed at the completion of the related contracts, and 3) a $5,368 decrease to Other Accounts Receivable. Inventories increased $167,935 as the Company continues to produce LYPHOMUNE(R) for the upcoming foaling season (Spring 1999). Prepaid Expenses increased $58,067 primarily due to the prepayment of life insurance premiums and real estate and personal property taxes.

The increase above is partially offset by 1) a decrease in Fixed Assets, net of Accumulated Depreciation and Amortization, of $58,959 reflecting depreciation and amortization of $155,874 offset by fixed asset purchases of $96,915 (mainly lab equipment and facility improvements), 2) Deferred Income Taxes decreased by $79,900 primarily as a result of utilizing a portion of the federal income tax loss carryforward, and 3) Other Noncurrent Assets decreased $38,148 due to the delivery and final payment on a new freeze drying equipment order from the previous fiscal year end.

Liabilities

In the first six months of operations, Total Liabilities increased

$248,285 as compared to May 31, 1998. This increase is primarily attributable to an increase to Borrowings Under Line-of-Credit of $509,362 reflecting the increase in Inventories, the payment of accrued bonuses from the previous fiscal year, and the increase in Trade Receivables.

The above increase is partially offset by 1) a decrease in Accrued Compensation and Related Costs of $98,319 reflecting the payment of accrued bonuses from fiscal year 1998 during the first quarter of fiscal year 1999, 2) payments totalling $78,489 on capital leases reducing Long-Term Debt, and 3) a decrease in Accounts Payable of $76,953.

The Company believes it has sufficient cash and financing sources to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting  - October 28, 1998

Election of Directors

      Four directors were elected:

                                           For           Withheld
                                         -------         --------
   J. Thomas August, M.D.                769,168           5,339
   Charles C. Francisco                  769,168           5,339
   Charles F. Gauvin                     769,119           5,388
   John C. Landon, Ph.D.                 768,736           5,771

There were no other directors whose term of office as a director continued after the meeting.

Other Matters Voted Upon at the Meeting

   Proposal 2 To approve the appointment of Deloitte & Touche LLP as independent public accountants for the Company.

   Affirmative Votes                     770,284
   Negative Votes                          3,481
   Abstain                                   742

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         DIAGNON CORPORATION



DATE  January 13, 1999                   /s/ John C. Landon
     --------------------                --------------------------------
                                         Chairman of the Board,
                                         President and Chief Executive
                                         Officer




DATE  January 13, 1999                   /s/ Michael P. O'Flaherty
     --------------------                --------------------------------
                                         Chief Operating Officer and
                                         Secretary



DATE  January 13, 1999                   /s/ David A. Newcomer
     --------------------                --------------------------------
                                         Chief Financial Officer