Form 10QSB
period 1999-02-28
DIAGNON CORP
filed 1999-04-14
CIK 719711

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1999
                                    -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the transition period from ____________ TO ____________

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

               Yes  X                  No ___
                   ---

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 881,672 shares outstanding as of April 9, 1999.

Convertible Preferred Stock, $1.00 par value per share; authorized 500,000 shares; no shares outstanding as of April 9, 1999.

Transitional Small Business Disclosure Format (Check one):  Yes ___  No  X
                                                                        ---

                              DIAGNON CORPORATION
                              -------------------


                                     INDEX
                                     -----

Part I.  Financial Information                                 Page
------------------------------                                 ----
  Item 1.  Financial Statements.

     Consolidated Balance Sheets, May 31, 1998 and
       February 28, 1999  . . . . . . . . . . . . . . . . . . .  2

     Statements of Consolidated Operations for
       the Three Months Ended February 28, 1999 and
       February 28, 1998  . . . . . . . . . . . . . . . . . . .  3

     Statements of Consolidated Operations for
       the Nine Months Ended February 28, 1999 and
       February 28, 1998  . . . . . . . . . . . . . . . . . . .  4

     Statements of Consolidated Cash Flows for
       the Nine Months Ended February 28, 1999 and
       February 28, 1998  . . . . . . . . . . . . . . . . . . .  5

     Notes to Financial Statements  . . . . . . . . . . . . . .  6

  Item 2.  Management's Discussion and Analysis   . . . . . . .  6

Part II.  Other Information
---------------------------

  None

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
CONSOLIDATED BALANCE SHEETS, MAY 31, 1998 AND FEBRUARY 28, 1999
---------------------------------------------------------------

ASSETS                                                      FEBRUARY 28,       MAY 31,
                                                               1999             1998
                                                           -------------   ------------
CURRENT ASSETS:
Cash and cash equivalents                                 $    68,066      $    65,730
Accounts receivable:
  Trade                                                     1,873,164          903,343
  Unbilled                                                    481,055          655,554
  Other                                                        25,878           29,983
Prepaid expenses                                               92,668           54,889
Inventories                                                   264,872           45,107
Deferred income taxes - current                                 7,900           43,700
                                                          -----------      -----------
Total current assets                                        2,813,603        1,798,306
                                                          -----------      -----------
LOANS TO OFFICERS                                              54,281           90,000
                                                          -----------      -----------
FIXED ASSETS:
Leasehold improvements                                        788,117          749,155
Furniture, fixtures and equipment                           3,215,250        3,071,181
                                                          -----------      -----------
Total                                                       4,003,367        3,820,336
Less accumulated depreciation
  and amortization                                          2,563,824        2,327,947
                                                          -----------      -----------
Fixed assets, net                                           1,439,543        1,492,389
                                                          -----------      -----------
DEFERRED INCOME TAXES - NONCURRENT                            615,200          661,800
OTHER NONCURRENT ASSETS                                       196,227          234,375
                                                          -----------      -----------
TOTAL                                                     $ 5,118,854      $ 4,276,870
                                                          ===========      ===========

LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                           $ 1,122,460      $   212,546
Current maturities of long-term debt                          140,245          140,245
Accounts payable                                              285,519          234,425
Accrued compensation and related costs                        254,854          390,099
Accrued income taxes                                            6,533           12,909
Other accrued liabilities                                       4,342            6,082
                                                          -----------      -----------
Total current liabilities                                   1,813,953          996,306
LONG-TERM DEBT                                                  8,313          122,303
                                                          -----------      -----------
Total liabilities                                           1,822,266        1,118,609
                                                          -----------      -----------

STOCKHOLDERS' EQUITY
--------------------
Convertible preferred stock - par value of $1.00
 per share, 500,000 shares authorized; no shares
 issued and outstanding
Common stock - par value of $.01 per share;
 25,000,000 shares authorized; 1,600,408 shares
 issued; February 28, 1999, 881,672 shares, May
 31, 1998, 899,505 shares outstanding                          16,004           16,004
Additional paid-in capital                                  7,475,035        7,475,035
Accumulated deficit                                        (3,530,945)      (3,704,910)
                                                          -----------      -----------
Total                                                       3,960,094        3,786,129
Less - treasury stock February 28, 1999, 718,736
 shares, May 31, 1998, 700,903 shares, at cost               (663,506)        (627,868)
                                                          -----------      -----------
Total stockholders' equity                                  3,296,588        3,158,261
                                                          -----------      -----------
TOTAL                                                     $ 5,118,854      $ 4,276,870
                                                          ===========      ===========
See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
---------------------------------------------
THREE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
----------------------------------------------------------

                                             FEBRUARY 28,     FEBRUARY 28,
                                                 1999             1998
                                             ------------     ------------
REVENUES AND SALES:
  Contract revenues                           $2,649,698       $2,542,915
  Product sales                                   35,897           45,373
                                             ------------     ------------
  Total Revenues and Sales                     2,685,595        2,588,288
                                             ------------     ------------

OPERATING EXPENSES:
  Contract                                     2,102,682        1,939,012
  Cost of goods sold                              27,253           58,329
  Research and development                        54,749           89,706
  General and administrative                     462,570          452,366
                                             ------------     ------------

  Total Operating Expenses                     2,647,254        2,539,413
                                             ------------     ------------

OPERATING INCOME                                  38,341           48,875

INTEREST INCOME                                    1,147            1,351
INTEREST EXPENSE                                 (16,067)         (16,456)
                                             ------------     ------------

INCOME BEFORE INCOME TAX                          23,421           33,770

PROVISION FOR INCOME TAX                          (9,400)         (22,900)
                                             ------------     ------------

NET INCOME                                    $   14,021       $   10,870
                                             ============     ============

BASIC EARNINGS PER SHARE                           $0.02            $0.01
                                             ============     ============
DILUTED EARNINGS PER SHARE                         $0.02            $0.01
                                             ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING FOR BASIC EPS                       887,739          899,505
EFFECT OF DILUTIVE SECURITIES -
 OPTIONS                                          16,225            7,536
                                             ------------     ------------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING + DILUTIVE OPTIONS FOR
 DILUTIVE EPS                                    903,964          907,041
                                             ============     ============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE
---------------------------------------------
NINE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
---------------------------------------------------------


                                             FEBRUARY 28,     FEBRUARY 28,
                                                 1999             1998
                                             ------------     ------------
REVENUES AND SALES:
  Contract revenues                           $8,027,867       $7,187,676
  Product sales                                   42,975           52,026
                                             ------------     ------------
  Total Revenues and Sales                     8,070,842        7,239,702
                                             ------------     ------------

OPERATING EXPENSES:
  Contract                                     6,167,582        5,512,953
  Cost of goods sold                              36,643           82,751
  Research and development                       140,956          298,861
  General and administrative                   1,397,013        1,375,108
                                             ------------     ------------

  Total Operating Expenses                     7,742,194        7,269,673
                                             ------------     ------------

OPERATING INCOME / (LOSS)                        328,648          (29,971)

INTEREST INCOME                                    2,788            3,920
INTEREST EXPENSE                                 (41,471)         (41,114)
                                             ------------     ------------

INCOME / (LOSS) BEFORE INCOME TAX                289,965          (67,165)

(PROVISION) CREDIT FOR INCOME TAX               (116,000)           8,000
                                             ------------     ------------

NET INCOME / (LOSS)                           $  173,965       $  (59,165)
                                             ============     ============

BASIC EARNINGS / (LOSS) PER SHARE             $     0.19       $    (0.07)
                                             ============     ============
DILUTED EARNINGS / (LOSS) PER SHARE           $     0.19       $    (0.07)
                                             ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING FOR BASIC EPS                       894,714          899,611
EFFECT OF DILUTIVE SECURITIES -
 OPTIONS                                          16,225
                                             ------------     ------------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING + DILUTIVE OPTIONS FOR
 DILUTIVE EPS                                    910,939          899,611
                                             ============     ============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE
---------------------------------------------
NINE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
---------------------------------------------------------

                                                                    Nine Months          Nine Months
                                                                      Ended                Ended
                                                                  February 28, 1999    February 28, 1998
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                     $ 173,965            $ (59,165)
                                                                  --------------       ---------------
  Adjustments to reconcile net income (loss) to net cash
   (used for) provided by operating activities:
    Depreciation and amortization                                        235,877              217,885
    Deferred income taxes                                                 82,400              (26,900)
    (Increase) decrease in accounts receivable                          (791,217)             116,116
    Increase in prepaid expenses                                         (37,779)             (19,439)
    (Increase) decrease in inventories                                  (219,765)              16,398
    Decrease in other assets                                              38,148               54,000
    (Decrease) increase in accounts payable and accrued
     expenses                                                            (85,891)              14,212
    (Decrease) increase in income taxes payable                           (6,376)               1,000
                                                                  --------------       ---------------
      Total Adjustments                                                 (784,603)             373,272
                                                                  --------------       ---------------
 NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                   (610,638)             314,107
                                                                  --------------       ---------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                   (183,031)            (177,734)
                                                                  --------------       ---------------
 NET CASH USED FOR INVESTING ACTIVITIES                                 (183,031)            (177,734)
                                                                  --------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds (payments) under line-of-credit agreement                  909,914              (35,796)
 Net proceeds from exercise of stock options                                  81
 Net payments for fractional shares as a result of
  1 to 6 share reverse stock split                                                               (511)
 Principal payments under capital lease obligations                     (113,990)             (97,739)
                                                                  --------------       ---------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                     796,005             (134,046)
                                                                  --------------       ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  2,336                2,327
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          65,730               62,638
                                                                  --------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  68,066            $  64,965
                                                                  ==============       ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                             $  39,543            $  39,733
                                                                  =================    ===============
  Income taxes                                                         $  39,976            $  12,400
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------

In this third quarter of fiscal year 1999, Diagnon realized net income of $14,021 totalling net income of $173,965 for the first nine months of fiscal year 1999.

On February 25, 1999, the Company filed a Form S-8 with the Securities and Exchange Commission to register 100,000 shares of common stock, par value $.01, to cover previously issued options granted under the Diagnon Corporation 1988 Stock Option Plan and the Diagnon Corporation 1998 Stock Option Plan as well as future options to be offered pursuant to the Plans.

Year 2000
---------

The Company has performed an internal assessment of the scope of the Year 2000 computer systems and software problems and its potential effect on the operation of the Company. The Company is continuing the assessment of its non-information systems for Year 2000 compliance. The Company is contacting its major suppliers of products and services to determine the status of the suppliers' Year 2000 capability. The Company has received assurances from several providers of critical systems that those systems are or will be Year 2000 compliant before December 31, 1999. There can be no assurance that another company's failure to ensure Year 2000 compliance and capability would not have an adverse effect on the Company. The Company anticipates spending approximately $25,000 to $30,000 in this and the next fiscal year replacing its Year 2000 non-compliant computers. To date the Company has spent approximately $10,000 to replace non-compliant computers. The replacement computers have pre-installed Year 2000 compliant software. Any costs incurred in connection with Year 2000 compliance will be expensed as incurred. It is the opinion of management that the Year 2000 computer problem will not have a material effect on the Company's operation. However, the Company is monitoring the progress of its largest customer, the National Institutes of Health (NIH), toward Year 2000 compliance. If the NIH is non-compliant on January 1, 2000, the Company's financial condition may be adversely affected until such time that the NIH's non-compliance contingency plan is initiated.

Not all instances of date failure can be anticipated or controlled. In order to respond to those instances in which systems could not be prepared in time, or in cases in which, despite our efforts, failures occur, we plan to develop contingency plans that enable critical operations to continue to the maximum extent possible.

Results of Operations
---------------------

Three Months Comparison
-----------------------

For the three months of operations ended February 28, 1999 (the Company's third quarter), Contract Revenues increased by 4.2% compared to the third quarter of fiscal year 1998 reflecting increased contract activity, an increase in sales related to Small Business Innovative Research (SBIR) grants and the funding of a $11,682 indirect rate variance cost overrun of a contract that expired in fiscal year 1998 (the contract was administratively closed out on January 29, 1999). Product Sales decreased to $35,897 compared to $45,373 in fiscal year 1998. Unit sales for this quarter were relatively the same as the third quarter of fiscal year 1998, however, in fiscal year 1999, the Company is also selling the lower price ImmunoGam(TM) and MiniGam(TM) products along with Lyphomune(R) which resulted in a decrease in sales. Contract Operating Expenses increased 8.4% compared to the third quarter of fiscal year 1998 primarily due to increased contract activity, increased SBIR activity and increases in fringe benefits and overhead expenses, as a percentage of revenues, during this quarter compared to the prior year. Cost of Goods Sold decreased to $27,253 from $58,329 in the third quarter of fiscal year 1998. This decrease was primarily due to the decrease in sales of Lyphomune(R) during this quarter compared to the same quarter in fiscal year 1998 and the expensing, from inventory, of 118 units of Lyphomune(R) used in a sales promotion in the third quarter of fiscal year 1998 compared to 26 complimentary units during this quarter. Research and Development (R&D) expenses decreased to $54,749 compared to $89,706 in the third quarter of fiscal year 1998. This decrease is primarily due to the completion of the pre-clinical and clinical trials for the Company's purified IgG product, Lyphomune(R). General and Administrative Expenses increased 2.3% compared to the third quarter of fiscal year 1998 primarily due to inflationary increases in several items of expense in this quarter. Total Operating Expenses increased 4.2% due to the above.

Operating Income decreased to $38,341 compared to $48,875 in the prior year. The decrease is primarily due to Total Operating Expenses increasing at a greater rate than Total Revenues and Sales.

For this quarter, Diagnon had Interest Expense of $16,067 compared to Interest Expense of $16,456 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $2,500 for the three months ended February 28, 1999. The Company provided for state income tax which is estimated at $6,900. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 30,502 shares of common stock at prices ranging from $2.625 per share to $3.375 per share were outstanding at February 28, 1999 but were not included in the computation of diluted EPS because the options' exercise price was equal to or greater than the market price of the common shares. Options to purchase 59,345 shares of common stock at prices ranging from $1.80 per share to $3.375 per share were outstanding at February 28, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares.

Nine Months Comparison
----------------------

For the nine months of operations ended February 28, 1999, Contract Revenues increased by 11.7% compared to the first nine months of fiscal year 1998 reflecting increased contract activity, an increase in sales related to SBIR grants, and the funding of $46,658 of indirect rate variance cost overruns of two contracts that expired in fiscal years 1995 and 1998 (the contracts were administratively closed out on September 30, 1998 and January 29, 1999 respectively). Product Sales decreased to $42,975 compared to $52,026 in fiscal year 1998. Unit sales for the first nine months of fiscal year 1999 were relatively the same over the same period of fiscal year 1998, however, in fiscal year 1999, the Company is also selling the lower priced ImmunoGam(TM) and MiniGam(TM) products along with Lyphomune(R) which resulted in a decrease in sales. Contract Operating Expenses increased 11.9% compared to the first nine months of fiscal year 1998 primarily due to increased contract activity. This increase is not as large as it could have been because of a $37,300 cost overrun on two contracts completed during the second quarter of fiscal year 1998. Cost of Goods Sold decreased to $36,643 compared to $82,751 in the first nine months of fiscal year 1998. This decrease was primarily due to the expensing, from inventory, of 265 units of Lyphomune(R) used in a sales promotion in fiscal year 1998 compared to 57 complimentary units during the first nine months of this fiscal year. Research and Development expenses decreased to $140,956 compared to $298,861 in the first nine months of fiscal year 1998. This decrease is primarily due to the completion of the pre-clinical and clinical trials for the Company's purified IgG product, Lyphomune(R) and the award of two SBIR grants to help support the Company's ongoing research of Helicobacter pylori (both grants were awarded in the second quarter of fiscal year 1998). General and Administrative Expenses increased 1.6% compared to the first nine months of fiscal year 1998 primarily due to inflationary increases in several items of expense in this fiscal year. This increase is not as large as it could have been because of the following one-time expenses incurred in the second quarter of fiscal year 1998: the $25,000 fee for terminating the private placement funding effort with Slusser Associates (SA) and the $15,000 fee for listing on the Chicago Stock Exchange (CHX). Total Operating Expenses increased 6.5%, due to the above.

Operating Income increased to $328,648 compared to an operating loss of ($29,971) in the prior year. The increase is primarily due to the increase in Contract Revenues, the decreases in Cost of Goods Sold and R&D expenses this fiscal year, the $46,658 increased funding to cover indirect cost overruns for two expired contracts as mentioned above and the fiscal year 1998 incurrence of the one-time expenses mentioned above (the $25,000 SA termination fee, the $15,000 CHX listing fee and the $37,300 cost overrun on two contracts completed during the second quarter of fiscal year 1998).

For the nine months of this fiscal year, Diagnon had interest expense of $41,471 compared to interest expense of $41,114 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $82,400 for the nine months ended February 28, 1999. The Company provided for state income tax which is estimated at $33,600. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS) - For the nine month comparison, options to purchase 30,502 shares of common stock at prices ranging from $2.625 per share to $3.375 per share were outstanding at February 28, 1999 but were not included in the computation of diluted EPS because the options' exercise price was equal to or greater than the market price of the common shares. Due to the net loss recorded for the nine month period ended February 28, 1998, all options to purchase (72,351) shares of common stock were not included in the computation of diluted EPS because the options were antidilutive.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in Cash and Cash Equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Total Assets increased $841,984. Accounts Receivable increased by $791,217 consisting mainly of 1) an increase of $969,821 to Trade Receivables reflecting a slower collection rate compared to the collection rate at the end of the previous year end, 2) a decrease of $174,499 to Unbilled Accounts Receivable primarily due to a $217,266 decrease in prior year unbilled direct costs that were billed in June 1998, September 1998 and January 1999 and a decrease of $4,319 in reimbursable indirect rate variances for the first nine months of fiscal year 1999 offset by a $27,629 accrual of current period unbilled direct costs to be billed during the fourth quarter of fiscal year 1999 and a $19,457 contract fee retention accrual to be billed at the completion of the related contracts, and 3) a $4,105 decrease to Other Accounts Receivable. Inventories increased $219,765 as the Company continues to produce Lyphomune(R), ImmunoGam and MiniGam for the upcoming foaling season (Spring 1999). Prepaid Expenses increased $37,779 primarily due to the prepayment of life insurance premiums and real estate and personal property taxes.

The increase above is partially offset by 1) a decrease in Fixed Assets, net of Accumulated Depreciation and Amortization, of $52,846 reflecting depreciation and amortization of $235,877 offset by fixed asset purchases of $183,031 (mainly nonhuman primate housing units, lab equipment and facility improvements), 2) Deferred Income Taxes decreased by $82,400 primarily as a result of utilizing a portion of the federal income tax loss carryforward, and 3) Other Noncurrent Assets decreased $38,148 due to the delivery and final payment on a new freeze drying equipment order from the previous fiscal year end. Loans to Officers decreased $35,719.

Liabilities

In the first nine months of operations, Total Liabilities increased $703,657 as compared to May 31, 1998. This increase is primarily attributable to an increase to Borrowings Under Line-of-Credit of $909,914 reflecting the increase in Inventories, the payment of accrued bonuses from the previous fiscal year, and the increase in Trade Receivables. Accounts Payable increased $51,094.

The above increase is partially offset by 1) a decrease in Accrued Compensation and Related Costs of $135,245 reflecting the payment of accrued bonuses from fiscal year 1998 during the first quarter of fiscal year 1999 and a shorter accrual period this quarter when compared to the prior year end, and 2) payments totalling $113,990 on capital leases reducing Long-Term Debt.

As of April 12, 1999, approximately 92% of the February 28, 1999 Trade Receivables balance was collected and the Line-of-Credit balance was reduced to $285,477.

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



                                 DIAGNON CORPORATION



DATE  April 13, 1999             /s/ John C. Landon
     --------------------        --------------------------------
                                 Chairman of the Board,
                                 President and Chief Executive
                                 Officer


DATE  April 13, 1999             /s/ Michael P. O'Flaherty
     --------------------        --------------------------------
                                 Chief Operating Officer and
                                 Secretary



DATE  April 13, 1999             /s/ David A. Newcomer
     --------------------        --------------------------------
                                 Chief Financial Officer