Form 10KSB
period 1999-05-31
DIAGNON CORP
filed 1999-08-30
CIK 719711

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from____________ to

                         Commission file number 0-13281

                               DIAGNON CORPORATION
                 (Name of small business issuer in its charter)

       State of Delaware                              13-3078199
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

9600 Medical Center Drive, Rockville, Maryland               20850
----------------------------------------------              -------
   (Address of principal executive office)                 (Zip Code)

Issuer's telephone number, including area code     (301) 251-2801
                                                   --------------

Securities registered under Section 12(b) of the Exchange Act:
                                      Name of each exchange on
          Title of class                     which registered

Common Shares $.01 Par Value              Chicago Stock Exchange
----------------------------              -------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                                      None
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirement for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the fiscal year ended May 31, 1999 were $11,084,664

The aggregate market value of voting stock held by non-affiliates, valued using the average closing bid-and-ask prices at July 30, 1999 is $1,208,673.

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 876,957 shares outstanding as of July 30, 1999.

Convertible Preferred Stock, $1.00 par value per share; authorized 500,000 shares; no shares outstanding as of July 30, 1999.

Documents Incorporated by Reference: Parts III and IV -Exhibits to Registration Statement dated July 13, 1983 and Form 10-K and 10-KSB for the fiscal years ended May 31, 1986, 1989, 1990, 1991, 1992, 1994, 1995, 1996, 1997 and 1998.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Diagnon Corporation (the "Company"), a Delaware corporation, was founded in 1981 to develop, produce and sell diagnostic test kits incorporating monoclonal antibodies to diagnose certain anemias, infections, and parasitic diseases. In fiscal year 1988, the Company discontinued the diagnostic test kit segment of its business to concentrate on and to expand its contract research base with the National Institutes of Health (NIH).

Beginning with fiscal year 1988, the Company has reported a profit before income tax each year. Beginning in 1994, Company management, recognizing the limited number of new NIH contract opportunities, has concentrated on maintaining its core base of long-term contracts, competing on new opportunities when available, and concurrently pursuing other related business elements.

In fiscal year 1996, the Company's Division of Bioresearch business element was given responsibility for the Company's research and development activities in cancer treatment and drug delivery and purified Immunoglobulin G (IgG) products, and the first IgG product, equine IgG was introduced. Immunoglobulins used therapeutically provide passive immunity against infectious diseases.

At the end of fiscal year 1997, in order to accumulate information related to its government research contracts, the Company reorganized into five divisions reflecting the various research focuses. These are: Division of Primate Biology and Medicine, Division of Laboratory Animal Sciences, Division of Reproductive Endocrinology and Toxicology, Division of Bioresearch and the Division of Neurobiology and Behavior.

On October 22, 1997, the Company's shareholders voted to effect a one for six reverse stock split. This was to fulfill a requirement to become listed on the Chicago Stock Exchange. On October 23, 1997, the Company became listed on the Chicago Stock Exchange.

On July 14, 1999, the Board of Directors unanimously approved that Diagnon merge into itself its wholly owned subsidiary, BIOQUAL, Inc. and assume all of BIOQUAL's assets, liabilities and obligations. In connection with the merger the Company will change its name to BIOQUAL, Inc. The expected date of the merger and name change is the close of business on December 31, 1999.

CURRENT OPERATIONS

The Company is currently comprised of two subsidiaries, Enhanced Therapeutics, Inc. (ET), and BIOQUAL, Inc (BIOQUAL). ET was established to support a joint venture with The Johns Hopkins University. The venture did not materialize and ET is currently inactive.

The various areas of research are comprised of the following divisions:

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

DIVISION OF  BIORESEARCH  - discovery  research in  digestive  diseases and drug
delivery   systems  and   developmental   and  applied  research  in  veterinary
therapeutics and nutritional supplements.

The Government is the major source of funding for all of BIOQUAL's services. All of BIOQUAL's contracts are subject to renegotiation of profits or termination at the election of the United States Government (the "Government"). Termination of a contract or failure to win a renewal competition would adversely affect the Company's revenues and operating capital until the vacated facility space was taken up by another contract, of which there is no assurance. Government contracts generate more than 85% of the Company's revenue.

BIOQUAL plans to bid on renewals for its contracts as they come up for recompetition.

Medical Center Dr. Facility - Divisions of Laboratory Animal Sciences and Reproductive Endocrinology and Toxicology

For the past twenty-four  years,  BIOQUAL,  Inc. (through its Medical Center Dr.
Division from February 25, 1991 until May 31, 1997 and presently as the Divisions of Laboratory Animal Sciences and Reproductive Endocrinology and Toxicology) has operated cost-plus-fixed-fee ("CPFF") contracts for the Government to provide research and services in the areas of cancer, immunology, transgenics, allophenic development, contraception and congenic animal breeding. Currently, the two divisions operate five contracts:

      1. Maintenance of an Animal Holding Facility and provision of Attendant Research Services. (ends 10/31/01)

      2. Facility for Preparing and Housing Virus Infected Mice, Genetically Manipulated Mice and Chimeric Mice. (ends 9/30/01)

      3. Biological Testing Facility. (Efficacy and Safety of Reproductive Compounds) (ends 6/30/01)

      4. Provide Animal Housing/Maintenance/Bleeds/Immunizations as Specified Herein. (ends 2/20/02)


      5. Development of New Methods and Strategies for Diagnosis, Treatment and Prevention of Invasive Fungal Infection in Patients with Cancer and HIV Infection. (ends 09/30/99) (The National Cancer Institute
         (NCI) issued a sole source request for extension of this contract to 9/30/00. The Company's budgetary proposal was submitted to the NCI on August 18, 1999.)


Contract revenues are charged on the basis of direct labor and supplies provided by these divisions. Due to the relatively constant required level of effort on the contracts, revenue is evenly spread over each month of the year. The Government traditionally pays promptly (barring any unforeseen circumstances such as a government shut-down). The divisions' revenues totaled $5,803,863 for the most recent fiscal year.

     Medical Center Drive Facility - Division of Neurobiology and Behavior
     ---------------------------------------------------------------------


The Division of Neurobiology and Behavior is implementing a comparative neurobiology of aging research resource supported by the National Institute on Aging. In May 1998 the Division was awarded a two-year Phase II Small Business Innovative Research (SBIR) grant for the study of the effects of aging on the brain. The aims are to increase the understanding of normal aging processes and to assist in developing improved methods of diagnosis, prevention, treatment, and management of age-related neurodegenerative disorders such as Alzheimer's disease. The project has yielded exciting new discoveries regarding comparative neuroanatomy and brain aging that have been presented at scientific conferences. The two year grant is funded at $753,144. During fiscal year 1999, the Division acquired a grant from the National Center for Research Resources to provide genetic analyses and DNA profiling of chimpanzees. This grant expires on March 9, 2000 and totals $282,499. This division's revenues totaled $410,705 for the most recent fiscal year.


Research Blvd. Facility - Division of Primate Biology and Medicine

For over twenty-six years, BIOQUAL, Inc., and SEMA, Inc., prior to its merger with BIOQUAL (through its Research Blvd. Division from February 25, 1991 until May 31, 1997 and presently through its Division of Primate Biology and Medicine), have operated CPFF and Fixed Price contracts for the Government using nonhuman primates to provide research and services in the disease areas of cancer, AIDS, hepatitis, cystic fibrosis and influenza. Currently, this division operates five contracts:

      1. Facility for Animal Models Utilized for Viral Hepatitis Experiments. (ends 12/27/99)

      2. Facility for Nonhuman Primates Utilized in Infectious Disease Research. (ends 12/30/99)

      3. Mechanisms of Chemical Carcinogenesis in Old World Monkeys. (ends 12/18/00)

      4. Care and Housing of SIV Infected Research Animals.  (ends 01/18/00)

      5. MAO/Evaluation of AIDS Vaccines in Non-Human Primates. (ends 12/31/99)


The National Institute of Allergy and Infectious Diseases (NIAID) has advertised the renewal Request for Proposal (RFP) for the first and second contracts listed above and issued the RFP for the fourth listed contract. The Company will submit a proposal to compete for the renewal of each of these contracts. The contract listed fifth may not be renewed at its completion. That contract contributes approximately 1% of the Company's revenues.


As part of the predecessor contract to the first contract listed above, the division developed and has two patents on specially designed animal housing units under the division's animal environmental enrichment program.

Contract revenues are charged on the basis of direct labor and supplies provided by the division. Due to the relatively constant required level of effort on the contracts, revenue is evenly spread over each month of the year. The Government traditionally pays promptly (barring any unforeseen circumstances such as a government shut-down). Contract revenues totalled $4,753,108 for the most recent fiscal year.

Division of Bioresearch
-----------------------

The Division of Bioresearch has three products in the marketplace, a purified equine IgG that is sold under the brand name Lyphomune(R), and two equine nutritional supplements sold under the brand names ImmunoGam and MiniGam(TM). This division is also responsible for the Company's research and development activities.

      Equine IgG
      ----------


In January 1995, the Company entered into a Licensing and Manufacturing Agreement with ZooQuest Technologies Ltd. under which the Company has an exclusive worldwide license to manufacture and sell Equine Immunoglobulin for oral administration (Lyphomune(R) IgG) purified by a patented process. On June 11, 1997, the Company was granted United States Department of Agriculture approval to sell and distribute its oral/intravenous equine IgG also being sold under the name Lyphomune(R).


The purified  equine IgG is used for treatment  for Failure of Passive  Transfer
(FPT) of immunity in newborn foals. During the first twenty-four hours postpartum the foals showing symptoms of FPT can be, under normal circumstances, administered IgG orally; however, after twenty-four hours postpartum, the foals, generally, must be treated using intravenous methods.

On October 1, 1998, the Company introduced two nutritional supplements for the equine industry. The two equine immunoglobulin products are ImmunoGam and MiniGam(TM). Both products are colostrum supplements that are recommended for use in newborn foals. MiniGam(TM) is for use in miniature horses and ImmunoGam is intended for use in all other horse breeds. These products provide an inexpensive oral colostrum supplement that can be used by horse owners and breeders, whereas Lyphomune(R) is recommended for veterinarian use only.


In addition to direct sales by the Company, the product is being distributed throughout the United States by a number of distributors. Repeat sales of the three products indicates user acceptance. Production has been increased to meet immediate demands and can be readily and rapidly expanded. The products are seasonal, allowing for an inventory buildup during the slow season.
Product sales for the year ended May 31, 1999 totaled $66,383.

      Research and Development Activities
      -----------------------------------

           Discovery Research Department
           -----------------------------

Initially this Department directed its discovery research toward the development of new antibiotics and protective vaccines for the treatment and prevention of Helicobacter pylori infection which is of significant interest to the medical community. H. pylori is a bacterium associated with duodenal and gastric ulcers and considered a risk factor in the development of gastric adenocarcinoma. Infection with H. pylori has been associated with morbidity and mortality on all five continents. With the current large worldwide market for antibiotics to control this organism, along with the emergence of resistant strains of H. pylori, the Company mounted a dual effort directed toward both vaccine and antibiotic development. This work led to a broader research base in targeting specific enzymes of a variety of pathogenic organisms.


The Company succeeded in the development of an assay designed to identify and validate antibiotics that specifically target critical enzymes related to pathogen maintenance. This success has prompted the Company to focus on this technology. The expansion of the Department into a program to support the discovery of new antibiotics and antifungals coupled with continued progress may lead the Company to seek capital and/or partnerships to fulfill its overall goals.


In May 1997, the Company entered into a two year Cooperative Research and Development Agreement (CRADA) with the National Institute of Diabetes and
Digestive   and   Kidney   Diseases   (NIDDK)   for  the   "Identification   and
Characterization of Novel Targets for the Development of Antibiotics and Protective Vaccines Directed Against Helicobacter pylori" (extended through May
2000) and a two year cooperative agreement with the Uniform Services University of the Health Sciences (USUHS) for the "Identification of Helicobacter pylori Antigens for the Development of Protective Vaccines" (expired May 1999). The Company incurred approximately $107,000 in expenses in support of these two agreements during fiscal year 1999 and anticipates reduced expenditures during fiscal year 2000 due to the expiration of one of the agreements.


During fiscal year 1999, the Department of Discovery Research continued work on two Phase I SBIR grants from the National Cancer Institute (NCI) and the NIDDK respectively. The NCI grant titled "Nonhuman Primate Model for Helicobacter pylori Infection" totaled $100,000. The NIDDK grant titled "Identification of Helicobacter pylori Protective Antigens" totaled $99,673. Both grants have been fully utilized in fiscal year 1999. Recently, the Director of the Department of Discovery Research was awarded a second Young Investigator Award for his work on the natural resistance to H. pylori in the rhesus monkey. An understanding of this observed natural resistance could potentially contribute to vaccine development and/or novel therapeutic approaches.


           Veterinary Therapeutics Department
           ----------------------------------

The Veterinary Therapeutics Department is developing six additional products related to equine IgG. These products will serve different therapeutic markets. Two are currently in clinical trials. The research direction is to provide a family of therapeutic immunoglobulin products for the equine industry. The Company believes that the costs associated with the development of the six additional products will not be material to Diagnon's financial position.

      Small Business Innovative Research Program (SBIR)
      -------------------------------------------------

The Government offers to commercial entities "Phase I" SBIR grants which fund feasibility studies costing up to $100,000 and lasting six months. If the feasibility study shows sufficient promise, a "Phase II" program providing grants up to $750,000 may be awarded. "Phase III" of the program consists of establishing the project on a commercial basis. The Company regularly submits SBIR proposals and has been awarded and completed seven Phase I grants and has been awarded two and completed one Phase II grants.


As described in Item 1. Description of Business, Research and Development Activities, and Discovery Research Department, on May 15, 1998, BIOQUAL was awarded and began work on the Phase II SBIR grant titled "Comparative

Neurobiology of Aging Resource" totaling $753,144 for two years. Also during fiscal year 1998 BIOQUAL was awarded two Phase I SBIR grants: 1) Nonhuman Primate Model for Helicobacter pylori Infection" totaling $100,000 from the NCI, and 2) "Identification of Helicobacter pylori Protective Antigens" totaling $99,673 from the NIDDK. The first grant expired on June 30, 1998 and the second grant expired on March 31, 1999.


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

Backlogs


The divisions of Laboratory Animal Sciences, Reproductive Endocrinology and Toxicology and Primate Biology and Medicine operate under Government contracts which typically run three to five years. Therefore, the backlogs of the divisions are significantly increased in a year in which a long-term contract is awarded. Most of the contracts included in the following totals are incrementally funded on an annual basis. Therefore much of the backlog is not "firm" in that the funds will not be committed until a later date as described in the third column titled Backlog Unfilled in FY00 Projected.

                                                                                                       Backlog
                                                  Backlog                   Backlog                   Unfilled
                                                   FY 99                      FY 00                   in FY 00
                                               as of 6/1/98                as of 6/1/99               Projected
                                               ------------                ------------               ---------
      Med. Ctr. Dr. Facility                    $16,096,000                 $12,510,000              $ 9,662,000
      Res. Blvd. Facility                         7,862,000                   3,666,000                  983,000
                                                -----------                 -----------              -----------

      TOTAL                                    $23,958,000                  $16,176,000              $10,645,000


Supervision and Regulation
--------------------------

      Animal Model Contracts
      ----------------------

Over the last few decades, there has been an increasing awareness of the need for adequate oversight and regulation of the utilization and husbandry of animals.


BIOQUAL, Inc. utilizes animals and, under its government contracts, is required to observe the regulations and guidelines of the Institute of Laboratory Animal Resources, Guide for the Care and Use of Laboratory Animals. Furthermore, BIOQUAL, Inc. must meet the Public Health Service (PHS) Policy on Humane Care and Use of Laboratory Animals. This policy mandates that BIOQUAL, Inc. file annually an assurance as to compliance with the NIH Office for Protection from Research Risks. BIOQUAL, Inc. also comes under the jurisdiction of the U.S. Department of Agriculture (USDA), which regularly inspects both of the Company's facilities for adherence to its rules and regulations regarding care and treatment of animals. To ensure compliance with the several laws and regulations regarding animal care, both facilities are accredited as complying laboratories by the Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC).

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

The Company's main "small business" competitors are Taconic Farms, BIOCON and Priority One.

The Company also competes on open contracts for animal research work and its competitors at this level are Covance, ABL, Bionetics, Southern Research Institute, BioReliance and universities.

Due to the specialized nature of the work and the facilities, relatively few companies compete for contracts in small animal and nonhuman primate applications. The Government generally selects winners among the competitors through evaluation of the merit of the written technical proposals with price being an important but not an overriding factor.

      Veterinary Products
      -------------------


The Company's Equine IgG products, which began to be introduced into the market in fiscal year 1996, are purified and unpurified immunoglobulin sold as lyophilized (freeze-dried) products. Competing products currently on the market involve the use of unpurified equine serum/plasma maintained in a liquid or frozen state (thawed for use). Principal suppliers of these competing alternative products are Veterinary Dynamics, Inc. and Sera, Inc.


Employees
---------


At the end of fiscal year 1999, the Company employed 109 people (102 of whom were full-time) as follows: Diagnon general and administrative, 17 employees; Research Blvd. Facility, 47 employees; and Medical Center Dr. Facility, 45 employees. The Company expects to encounter competition for the technical management positions necessary for the Company's business, but believes there is an ample labor pool of laboratory technicians, animal caretakers, support/maintenance personnel and the like.

Forward Looking Information
---------------------------

Statements herein that are not descriptions of historical facts are forward-looking and subject to risk and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors including those set forth in Diagnon's Securities and Exchange Commission filings under "Risk Factors", including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties' future capital needs; and risks relating to the commercialization, if any, of Diagnon's proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's current leases are as follows:

Division/Facility                  Location                      Sq. Ft.         Exp. Date                  Options
-----------------                  --------                      -------         ---------                  -------
Diagnon                            Rockville, MD                 10,070          5/31/02                    5 years
Res. Blvd. Fac.                    Rockville, MD                 30,000          5/31/02                    5 years
Med. Ctr. Dr. Fac.                 Rockville, MD                 51,585          5/31/02                    5 years

The Company's laboratory facilities are suitable and adequate for the purposes for which they are used.


ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting  -  October 28, 1998

Election of Directors

  Four directors were elected:
                              For            Withheld
                              ---            --------
  J. Thomas August, M.D.     769,168          5,339
  Charles C. Francisco       769,168          5,339
  Charles F. Gauvin          769,119          5,388
  John C. Landon, Ph.D.      768,736          5,771

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The approximate number of holders of record of the Registrant's Common Stock on July 30, 1999 was 1,000. The Registrant has paid no dividends with respect to its Common Stock during the past five years. On July 20, 1999, Diagnon's Board of Directors declared a dividend of $0.02 a share for shareholders of record on September 7, 1999, payable on September 22, 1999. The Company's Line-of-Credit Agreement requires that no dividends be declared or paid until all obligations to the lender have been satisfied. The Company's lender (Allfirst Bank) has agreed to waive this requirement for this dividend.

The Common Stock is traded in the over-the-counter (O-T-C) market and the Chicago Stock Exchange.


The following table sets forth, for the periods indicated, prior to the Company's listing on the Chicago Stock Exchange (CHX) on October 23, 1997, the high and low per share closing bid prices for the Common Stock as advised to the Company by the principal market maker in the Common Stock, and for the period beginning when the Company was listed on the CHX, the high and low sale prices of the Common Stock as advised by the CHX.

                                                      Sale Prices
                           Fiscal Year             High         Low


                             2000
                           1st Quarter
                           (thru 7/30/99)         2  5/8      2  5/8

                             1999
                           4th Quarter            2  7/16     2  1/8
                           3rd Quarter(1)(2)
                           2nd Quarter            1  1/2      1  1/2
                           1st Quarter(1)(2)

                             1998
                           4th Quarter            1  7/8      1  7/8
                           3rd Quarter            1  7/8      1  3/4
                           2nd Quarter            2  1/2      2  3/8


                                    Bid or Closing Quotations(2)
                                                   High         Low
                           1st Quarter(3)         2  5/8      2  1/16

(1) During these quarters, the high and low bid or closing quotations from the O-T-C were 2 3/8 and 1 1/4 for the 3rd quarter and 1 1/2 and 1 1/8 for the 1st quarter.

(2) Prices are interdealer quotations and do not necessarily reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

(3) Prices for the 1st Quarter 1998 have been restated to reflect the six to one reverse stock split effected October 22, 1997.

The Company's Common Stock, $.01 par value per share, carries one vote per share. There are no outstanding shares of preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

Liquidity and Capital Resources
-------------------------------


The Company currently has a $1,000,000 secured revolving line of credit with Allfirst Bank (formerly, First National Bank of Maryland). This line of credit is annually renewable and the Company believes, although there is no assurance, that the line of credit will be renewed in October 1999. The line of credit is callable on demand. Currently, the interest rate of the line of credit is the prime rate plus .25%. As of May 31, 1999, there were $275,282 of borrowings under this line of credit. In the opinion of the Company, total current assets, the line of credit resources and the capital provided by future operations will provide adequate liquidity and capital resources to maintain operations. The Company has received approval from Allfirst Bank to proceed with the merger of Diagnon and BIOQUAL.


The Company leases equipment under various capital leases which expire in fiscal years 2000, 2001 and 2002. At May 31, 1999 the present value of the annual minimum lease payments was $122,304.


The Company's revenues result primarily from Government CPFF and Fixed Price contracts. Continued success in winning these contracts and the continuation of the Government's solicitation of contracts in these areas are essential to maintaining liquidity and capital resources. Since the 1998 FORM 10-KSB report, the Company has not been awarded any material new contracts. The Company has and will submit proposals as described in Item 1. Description of Business, Current Operations, on renewal competitions during fiscal year 2000.


Year 2000
---------


The Company has performed an internal assessment of the scope of the Year 2000 computer systems and software problems and its potential effect on the operation of the Company. The Company is continuing the assessment of its non-information systems for Year 2000 compliance. The Company has contacted its major suppliers of products and services to determine the status of the suppliers' Year 2000 capability. The Company has received assurances from a majority of providers of critical systems that those systems are or will be Year 2000 compliant before December 31, 1999. There can be no assurance that another company's failure to ensure Year 2000 compliance and capability will not have an adverse effect on the Company. The Company spent approximately $20,000 in fiscal year 1999 and anticipates spending approximately $30,000 in fiscal year 2000 replacing its Year 2000 non-compliant computers. To date, the Company has spent approximately $35,000 to replace non-compliant computers and software. Any costs incurred in connection with Year 2000 compliance will be expensed as incurred. It is the opinion of management that the Year 2000 computer problem will not have a material effect on the Company's operation. However, the Company is monitoring the progress of its largest customer, the National Institutes of Health (NIH), toward Year 2000 compliance. If the NIH is non-compliant on January 1, 2000, the Company's financial condition may be adversely affected until such time that the NIH's non-compliant contingency plan is initiated.

Not all instances of date failure can be anticipated or controlled. In planning for the most reasonably likely worst case scenario, (e.g. NIH systems being non-compliant on January 1, 2000), or in cases in which, despite our efforts, failures occur, we have developed a contingency plan such that our vendors can support us and enable our critical operations to continue to the maximum extent possible.


Changes in Financial Position - 1999 versus 1998
------------------------------------------------

Assets

In the twelve months of operation in this fiscal year, total assets increased $346,864. This amount was primarily attributable to an increase to accounts receivable of $160,627 consisting mainly of 1) an increase of $63,011 in trade accounts receivable reflecting a slightly slower collection rate compared to the previous fiscal year end, 2) a $100,732 increase in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $124,796 increase in reimbursable indirect rate variances for the current fiscal year, offset by $84,755 of prior year indirect rate variances billed and paid during the current year, a $34,762 increase in unbilled direct costs to be billed in the subsequent fiscal year due to a longer accrual period at the end of this fiscal year, and the recording of $25,929 unbilled contract fee retention to be billed at the completion of the respective contracts, and 3) a $3,116 decrease in other accounts receivable. Other noncurrent assets increased $8,275 due to a $46,423 increase in the cash value of officers' split dollar life insurance policies offset by $38,148 due to the delivery and payment on a new freeze drying equipment order. Inventories increased $242,489 as the Company continues to produce Lyphomune(R), ImmunoGam, and MiniGam(TM) for future sales. Prepaid expenses increased $36,633 primarily due to the prepayment of health insurance premiums.

The increases above were partially offset by 1) a decrease in fixed assets, net of accumulated depreciation and amortization of $19,304 reflecting depreciation and amortization of $321,111 offset by fixed asset purchases of $301,807 (mainly nonhuman primate housing units, lab equipment and facility improvements), 2)
deferred income tax asset decreased by $27,800 primarily as a result of utilizing a portion of the federal income tax loss carryforward during fiscal year 1999, and 3) loans to officers decreased $57,094 due to payments during the current fiscal year.

Liabilities

In the twelve months of operation in this fiscal year, total liabilities increased $8,989. This amount was primarily due to 1) a $62,736 increase in borrowings under line-of-credit reflecting the increase in inventories, 2) an increase in accrued income taxes of $11,372, 3) an $84,498 increase in accrued compensation and related costs reflecting a longer accrual period this fiscal year compared to fiscal year 1998 and a larger management bonus accrual this year compared to fiscal year 1998, and 4) a $9,096 increase in other accrued liabilities.

The increases above were largely offset by a decrease in long-term debt of $140,244 reflecting payments on capital leases and an $18,469 decrease in accounts payable.

Changes in Financial Position - 1998 versus 1997
------------------------------------------------

Assets

In the twelve months of operation in fiscal year 1998, total assets decreased $417,651. This amount was primarily attributable to a decrease in accounts receivable of $305,333 consisting mainly of 1) a decrease of $341,949 in trade accounts receivable reflecting a faster collection rate compared to fiscal year 1997, 2) a $56,632 increase to unbilled accounts receivable (current plus noncurrent) primarily resulting from a $162,077 increase in reimbursable indirect rate variances for fiscal year 1998, offset by $50,395 of prior year indirect rate variances billed and paid during current year 1998, a $43,672 net decrease in unbilled contract fee retention, and a $11,378 decrease in accrued unbilled direct costs to be billed in fiscal year 1999, and 3) a $20,016 decrease in other accounts receivable primarily due to the collection of fiscal year 1997 receivable from the Medical Center Drive facility landlord. Deferred income tax asset decreased by $141,900 primarily as a result of the change in certain estimates used in the calculation of future utilization of federal income tax loss carryforward and of utilizing a portion of the federal income tax loss carryforward during fiscal year 1998. Prepaid expenses decreased by $21,555.

The decreases above were partially offset by 1) a $29,826 increase in other noncurrent assets due to a $45,678 increase in the cash value of officer's split dollar life insurance policies, a $38,148 deposit on new freeze drying equipment, offset by the completion of a nonhuman primate housing order ($54,000) from fiscal year 1997, and 2) an increase in fixed assets, net of accumulated depreciation and amortization, of $18,073 reflecting fixed asset purchases of $311,801 (mainly nonhuman primate housing units and laboratory and production equipment), reduced by a $147,872 fully depreciated equipment write off and disposal during fiscal year 1998, offset by depreciation and amortization of $293,728 during fiscal year 1998 reduced by the $147,872 fully depreciated equipment write off. The balance of the decrease is due to other miscellaneous factors.

Liabilities

In the twelve months of operation in fiscal year 1998, total liabilities decreased $267,763. This amount was primarily due to 1) a decrease in borrowings under line-of-credit of $323,574 primarily due to more timely payment of trade accounts receivable, 2) a decrease in long-term debt of $25,797 related to $135,837 in payments on capital leases offset by a capital lease of $110,040 for nonhuman primate housing units at the Research Boulevard facility, and 3) a $16,342 decrease to accounts payable.

The decreases above were partially offset by a $97,143 increase in accrued compensation and related costs reflecting a longer accrual period for fiscal year 1998 compared to fiscal year 1997, a larger management bonus accrual for fiscal year 1998 compared to fiscal year 1997, and the accrual of $24,678 in 401(k) contributions for May 1998 paid to the insurance carrier for investment during June 1998. The balance of the decrease is due to other miscellaneous factors.

Results of Operations  - 1999 versus 1998
-----------------------------------------

Revenues

Contract revenues increased by 11.9% compared to the prior year primarily due to increased contract activity, an increase in sales related to SBIR grants, and the funding of $82,920 of indirect rate variance cost overruns of three contracts that expired in fiscal years 1995 and 1998 (the contracts were administratively closed out on September 30, 1998, January 29, 1999 and May 13, 1999 respectively). Product sales decreased to $66,683 compared to $76,377 in fiscal year 1998. Product unit sales for fiscal year 1999 were relatively the same as fiscal year 1998, however, in fiscal year 1999 the Company was selling the lower priced ImmunoGam and MiniGam(TM) products along with Lyphomune(R) which resulted in a net decrease in sales.

Operating Expenses

Contract expenses increased 8.4% compared to the prior year primarily due to an increase in contract and SBIR activity. This increase is not as large as would be anticipated because of a $45,590 cost overrun on two contracts that expired during fiscal year 1998. The greater increase in contract revenues over contract expenses is primarily due to the fiscal year 1999 funding of indirect cost overruns on three expired contracts from prior years totaling $82,920 (two of the three contracts created the $45,590 overrun from fiscal year 1998). Costs of goods sold decreased to $55,238 compared to $108,984 in the prior year. This decrease was primarily due to the expensing, of 300 units of Lyphomune(R) inventory, used in a sales promotion in fiscal year 1998 compared to only 71 complimentary units being used in sales promotions during fiscal year 1999. Research and development (R&D) Costs increased to $203,167 compared to $144,123 in the prior year. This increase is primarily due to costs associated with the development of a proprietary assay design for high throughput screening for new antibiotics. General and administrative expenses (G&A) increased 3.0% compared to the prior fiscal year. The increase is primarily due to inflationary increases in several items of expense in this fiscal year. This increase is not as large as would be anticipated because of expenses incurred in fiscal year 1998 related to the $25,000 termination fee for terminating the private placement funding effort with Slusser Associates (SA) and the $15,000 fee for listing on the Chicago Stock Exchange (CHX). The combination of these net increases resulted in an overall increase in operating expenses of 7.2%.

Operating Income


Operating income increased to $529,128 compared to $75,554 in the prior year. The increase is primarily due to the increase in contract revenues without a comparative increase in related contract expenses resulting in an increase in the gross margin percentage on contracts from the prior fiscal year; this increase in contract gross profit dollars was offset to some extent by net increases in R&D and G&A expenses.


Provision For Income Tax

In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," the Company reported a deferred federal income tax expense of $27,800 for the year ended May 31, 1999. This expense resulted primarily from a change in the estimate used in the calculation of future utilization of federal income tax loss carryforward, offset by another deferred income tax adjustment. The Company provided for state income tax estimated at $60,000. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS)

Options to purchase 51,845 shares of common stock at prices ranging from $1.80 per share to $3.375 per share were outstanding at May 31, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares. For the year ended May 31, 1998, all outstanding options (72,351) to purchase shares of common stock are not included in the computation of diluted EPS because the options are antidilutive.

Results of Operations  - 1998 versus 1997
-----------------------------------------

Revenues

Contract revenues increased by 10.4% compared to the prior year primarily due to increased contract activity and the award of three SBIR grants during the current year. Product sales increased to $76,377 compared to $19,916 in fiscal year 1997.

Operating Expenses

Contract expenses increased 11.9% compared to the prior year primarily due to an increase in contract activity and the award of three SBIR grants during this fiscal year. The greater increase in contract expenses over contract revenues are primarily due to an indirect cost overrun on two expired contracts totaling $45,590. These indirect costs were currently not available for reimbursement and therefore revenue could not be recognized. According to Federal Acquisitions Regulations, the Company may be able to recover all or part of these costs after a government indirect cost audit for fiscal year 1998 has been completed. Costs of goods sold increased to $108,984 compared to $18,941 in the prior year. This increase was primarily due to increased sales of Lyphomune(R) during this fiscal year compared to fiscal year 1997 and the expensing, from inventory, of 300 units of Lyphomune(R) used in a sales promotion which ended May 31, 1998. Research and development (R&D) costs decreased to $144,123 compared to $349,199 in the prior year. This decrease was primarily due to the completion of the pre-clinical and clinical trials for the Company's purified IgG product, Lyphomune(R), and the award of two SBIR grants to help support the Company's ongoing research of Helicobacter pylori. General and administrative expenses (G&A) increased 17.1% compared to the prior fiscal year. The increase was primarily due to the legal expenses incurred in defense of a legal proceeding brought on by a former employee, increased legal and transfer agent fees related to the reverse stock split, a $25,000 termination fee paid to Slusser Associates related to the tabled private placement funding effort during fiscal year 1998 and a $15,000 listing fee from the Chicago Stock Exchange paid during fiscal year 1998. The combination of these net increases resulted in an overall increase in operating expenses of 11.1%.

Operating Income


Operating income increased 1.3% compared to the prior year primarily due to increased contract revenues offset by legal and transfer agent fees related to the reverse stock split, the $25,000 termination fee paid to Slusser Associates related to a tabled private placement funding effort, the $15,000 listing fee from the Chicago Stock Exchange paid during this fiscal year, and an indirect cost overrun on two expired contracts totaling $45,590.


Interest Expense

For this fiscal year, the Company had interest expense of $57,239 compared to $49,320 in the prior year. This increase was due to increased average Borrowings Under the Line-of-Credit during the current fiscal year.

Provision For Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $141,900 for the year ended May 31, 1998. This expense resulted primarily from a change in the estimates used in the calculation of future utilization of federal income tax loss carryforwards, and utilizing a portion of the federal income tax loss carryforward during fiscal year 1998. The Company provided for state income tax which is estimated at $35,500. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS)

All outstanding options (72,351) to purchase shares of common stock were not included in the computation of diluted EPS because the options were antidilutive. Options to purchase 20,934 shares of common stock at prices ranging from $2.46 per share to $3.375 per share were outstanding at May 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the market price of the common shares.

For comparison purposes, all share and per share data in the financial statements have been retroactively adjusted to reflect the one-for-six share reverse stock split effected on October 22, 1997.

Inflation and Price Changes for Fiscal Year
-------------------------------------------

For fiscal years 1997, 1998, and 1999 neither inflation nor price changes had any material effect on net sales, revenues, or income from operations.

ITEM 7. FINANCIAL STATEMENTS

Financial statements are listed in the Table of Contents on page 31 as Financial Statements filed as part of this FORM 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information with respect to the present directors, and executive officers.

NAME                                  DIRECTOR SINCE             AGE      POSITIONS
----                                  --------------             ---      ---------
John C. Landon, Ph.D.                      1986                  62       Chairman of the Board; President & Chief Executive
                                                                          Officer; Director

J. Thomas August, M.D.                     1982                  72       Director; Consultant; Scientific Advisor

Charles C. Francisco                       1991                  61       Director; Member of Compensation Committee; Member of
                                                                          Audit Committee

Charles F. Gauvin                          1992                  44       Director;  Member of Compensation Committee;  Member of
                                                                          Audit Committee



Michael P. O'Flaherty                                            61       Secretary; Chief Operating Officer

David A. Newcomer                                                38       Chief Financial Officer

Leanne DeNenno                                                   45       Vice President, BIOQUAL, Inc. (Subsidiary)

Richard P. Bradbury, DVM                                         64       Vice President, BIOQUAL, Inc. (Subsidiary)

Jerry R. Reel, Ph.D.                                             61       Vice President, BIOQUAL, Inc. (Subsidiary)

Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

Dr. John C. Landon was elected President and Chief Executive Officer of the Company in May 1986 and has been Chairman of the Board since February, 1987. Dr. Landon has been President of BIOQUAL, Inc. from January 1982 to the present. Dr. Landon is also the President, Chief Executive Officer, Treasurer and a Director of the Company's subsidiaries. Dr. Landon's experience includes positions with the National Cancer Institute and with Litton Industries as Scientific Director of the Frederick Cancer Research Facility and as President of EG&G Mason Research Institute.

Dr. J. Thomas August is a consultant to the Company, a principal stockholder and a founder of the Company, as well as a Director. He is a Professor in the Department of Pharmacology and Molecular Sciences at the Johns Hopkins University School of Medicine, Baltimore, Maryland and has served in those positions since 1976. Dr. August's previous experience includes positions as Director of the Division of Biological Sciences and Chairman of the Department of Molecular Biology at the Albert Einstein College of Medicine. He has also held posts as a Research Fellow in Medicine at Harvard Medical School, as an Instructor and Assistant Professor of Medicine at Stanford University School of Medicine, and as an Associate Professor in Medicine (assigned to microbiology) at the New York University School of Medicine.

Mr. Charles C. Francisco is CEO and Managing Member of EdgeTech, Inc., a manufacturer of acoustic underwater imaging instruments located in Milford, Massachusetts. Mr. Francisco is also CEO of C&W Fabricators, Inc., a manufacturer of inlet and exhaust systems for gas turbine electric generators located in Gardner, Massachusetts. From 1993 to March of 1998 he was CEO and a Director of Victoreen, Inc., a manufacturer of radiation measuring instrumentation, located in Cleveland, Ohio. From 1992 to 1995, he was a director of R. E. Wright & Associates, Inc. and Environmental Restoration Systems, Inc., earth resources consultants and pollution removal equipment makers, respectively. For part of 1996, he was a director of R.E. Wright Environmental, Inc., an SAIC company and successor to R.E. Wright & Associates, Inc.


Mr. Charles F. Gauvin is the President and CEO of Trout Unlimited, located in Arlington, Virginia, a non-profit organization dedicated to protection and conservation of trout and salmon and their habitats. From 1986 - 1991, he was associated with the law firm of Beveridge & Diamond, P.C. in Washington, D.C., where his practice included corporate and securities work for the Company.


Mr. Michael P.  O'Flaherty  joined the Company in June 1986, as a Vice

President of BIOQUAL. Mr. O'Flaherty is currently the Chief Operating Officer and the Secretary of the Company. Mr. O'Flaherty's duties for the Company include most functions of general management.

Mr. David A. Newcomer joined the Company in May 1989 as the Acting Controller of the Company. Mr. Newcomer is currently the Chief Financial Officer of the Company. Mr. Newcomer's duties include managing the Company's financial functions.


Ms. Leanne DeNenno has been an employee of Diagnon's subsidiary, BIOQUAL, Inc., since its inception in 1982. From that date to the present, she has been a Project Manager on a major National Cancer Institute contract and its successor contracts. In 1988, Ms. DeNenno was named head of Animal Research Programs for BIOQUAL, Inc., in 1991 she was named the Vice President in charge of the Medical Center Dr. Division of BIOQUAL, Inc. and (in 1997) the Vice President of the Division of Laboratory Animal Sciences.


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

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

                                                                                                             Other
Name and Principal                                                    Salary             Bonus           Compensation
     Position                                           Year            ($)               ($)             ($) /1,2
------------------                                      ----          -------           -------           ------------
John C. Landon                                          1999          275,000            40,000              32,723
                                                        ----
CEO, President, Chairman                                1998          275,000                                32,723
                                                        ----
  of the Board                                          1997          160,000           101,863              32,723
                                                        ----

Michael P. O'Flaherty                                   1999          127,286            44,292              10,593
                                                        ----
Chief Operating Officer,                                1998          122,085            36,444              10,593
                                                        ----
  Secretary                                             1997          116,690            21,660              10,593
                                                        ----

Jerry R. Reel                                           1999          120,652             3,789
                                                        ----
Vice President, Bioqual, Inc.                           1998          111,282             3,926
                                                        ----
  (Subsidiary)                                          1997          118,614             9,179
                                                        ----

Richard P. Bradbury                                     1999          106,426             4,730
                                                        ----
Vice President, Bioqual, Inc.                           1998           97,130             8,372
                                                        ----
  (Subsidiary)                                          1997           99,573             4,000
                                                        ----

David A. Newcomer                                       1999           88,600            26,292               4,500
                                                        ----
Chief Financial Officer                                 1998           83,412            19,430               4,500
                                                        ----
                                                        1997           78,202             6,592               3,750
                                                        ----


  1/ Other Annual Compensation for the CEO for the years 1999, 1998 and 1997 represents premiums for a $1,000,000 Split Dollar Life Insurance Policy.

  2/ Other  Annual  Compensation  for the  Chief  Operating  Officer  and  Chief
     Financial Officer for the years 1999, 1998 and 1997 represents premiums for a $250,000 Split Dollar Life Insurance Policy.


Stock Option Grants in Last Fiscal Year

                                           Number of                    % of Total
                                           Securities                  Stock Options
                                           Underlying                   Granted to
                                          Stock Options                Employees in              Exercise          Expiration
      Name                                 Granted (#)                  Fiscal Year            Price ($/Sh)           Date
      ----                                 -----------                  -----------            ------------           ----
John C. Landon                               23,500 1/                      69.0%                 $2.8875           2/24/04
CEO, President,
  Chairman of the Board

Michael P. O'Flaherty                         7,500 1/                      22.0%                 $1.5625           12/31/08
Chief Operating Officer


1/ All options reported in this table are fully exercisable.


Aggregated Stock Option Exercised in Last Fiscal Year, and FY-End Option Value


                                                                                                                     Value of
                                                                                          Number of                Unexercised
                                                                                         Unexercised               In-the-Money
                                                    Shares                                 Options                   Options
                                                   Acquired               Value          at FY-End (#)           at FY-End ($)
                                                  on Exercise            Realized
           Name                                       (#)                  ($)            Exercisable               Exercisable
--------------------------                        -----------            --------        -------------             -------------

John C. Landon                                                                             1,667  /1                      177
CEO, President,                                                                           23,500  /1,2                    N/A
 Chairman of the Board

Michael P. O'Flaherty                                                                     14,168  /1                   14,228
Chief Operating Officer,                                                                   3,334  /1,2                    N/A
 Secretary

Jerry R. Reel                                                                                500  /1                      288
Vice President, Subsidiary                                                                 1,334  /1,2                    N/A

Richard P. Bradbury                                                                        1,168  /1                    1,772
Vice President, Subsidiary                                                                 1,167  /1,2                    N/A

David A. Newcomer                                                                          1,001  /1                    1,456
Chief Financial Officer                                                                    1,667  /1,2                    N/A


 1/  All options reported in the table are fully exercisable.
 2/  Options are out-of-the-money.


Compensation of Directors
-------------------------

During fiscal year 1999, the Company paid to Directors:

                                                               Attendance of
                                                               Board Meetings                      Travel to
                                        Directors             and Consultation                   Board Meetings
                                         Fees ($)                 Fees ($)                        Expenses ($)
                                        ---------             ----------------                   --------------
J. Thomas August, M.D.                    4,000                    11,500
Charles C. Francisco                      4,000                     1,500                              755
Charles F. Gauvin                         4,000                     1,500                              100


Messrs. Francisco, August and Gauvin have agreements with the Company extending through the term of their election. For fiscal year 1999, the agreements for Messrs. Francisco, August and Gauvin provided quarterly payments of $1,000 each as Directors fees and payments of $500 each for attendance at Board of Director meetings. Beginning September 1, 1999, Messrs. Francisco, August and Gauvin will receive $2,000 each per quarter as Directors fees and $1,000 each for each Board meeting attended. The agreement for Dr. August also provides payments of $2,500 per quarter for services rendered to the Company as Scientific Adviser. The Company also reimburses Company related travel expenses incurred by any of the directors.

Employment Contracts
--------------------

Dr. Landon has an employment agreement with the Company, extending through July 13, 2002. Pursuant to this agreement, Dr. Landon's base compensation is $275,000 per year. The agreement provides for various additional incentive compensation dependent upon the results of the Company's operations each year through the term of employment.


COMPENSATION PURSUANT TO PLANS

Stock Option Plan - The Company adopted the 1998 Stock Option Plan (the "Plan") in August 1997 which permits the granting of options to all employees to purchase up to an aggregate of ten percent of the outstanding shares of Common Stock. The Plan is designed to qualify as an "incentive stock option plan" under
Section 422 of the Internal Revenue Code, but also permits the Company to grant nonqualified options to persons, such as consultants and outside directors. Under the Plan, options to purchase shares of Common Stock are granted at not less than 100% of the fair market value of the underlying shares on the date granted. The Plan is administered by a committee of the Board of Directors, which has the authority to select optionees, evaluate suggestions presented by the Company in order to determine the number of options to be granted to the selected optionees, designate the number of shares to be covered by each option and, subject to certain restrictions, specify other terms of the options. During fiscal year 1999, the committee was comprised of Messrs. Gauvin and Francisco.

On February 25, 1999, the Company filed a Form S-8 with the Securities and Exchange Commission to register 100,000 shares of common stock, par value $.01, to cover previously issued options granted under the Diagnon Corporation 1988 Stock Option Plan and the Diagnon Corporation 1998 Stock Option Plan as well as future options to be offered pursuant to the Plans.


As of May 31, 1999, the following options to the officers and directors were outstanding:

                                                                             Percentage   Option       Date
           Name                        Service                Shares          of Total    Price       Granted
           ----                        -------                ------          --------    -----       -------
John C. Landon                         CEO, President,         1,667               2.3%   $2.26875    7/29/96
                                       Director,              23,500              31.8%   $2.8875     2/24/99
                                         Chairman
Michael P. O'Flaherty                  Chief Operating         3,334               4.5%   $1.50       10/26/89
                                         Officer,              2,500               3.4%   $ .48       2/8/90
                                         Secretary               834               1.1%   $1.80       8/14/92
                                                               1,667               2.3%   $3.375      6/5/95
                                                               1,667               2.3%   $2.52       5/30/97
                                                               7,500              10.1%   $1.5625     12/31/98

Richard Bradbury                       Vice President,           834               1.1%   $ .48       2/8/90
                                         BIOQUAL                 334                .4%   $1.80       8/14/92
                                                                 667                .9%   $3.375      6/5/95
                                                                 500                .7%   $2.52       5/30/97
Leanne DeNenno                         Vice President,           834               1.1%   $ .48       2/8/90
                                         BIOQUAL                 334                .4%   $1.80       8/14/92
                                                                 667                .9%   $3.375      6/5/95
                                                                 500                .7%   $2.52       5/30/97
Jerry Reel                             Vice President,           500                .7%   $1.80       8/14/92
                                         BIOQUAL                 667                .9%   $3.375      6/5/95
                                                                 667                .9%   $2.52       5/30/97



David A. Newcomer                      Chief Financial           667                .9%   $ .48       2/8/90
                                         Officer                 334                .4%   $1.80       8/14/92
                                                                 667                .9%   $3.375      6/5/95
                                                               1,000               1.4%   $2.52       5/30/97
Charles C. Francisco                   Director                1,667               2.3%   $ .54       8/14/92
                                                               1,667               2.3%   $2.0625     7/29/96
                                                                 500                .7%   $2.625      2/24/99
Charles F. Gauvin                      Director                1,667               2.3%   $1.80       8/14/92
                                                               1,667               2.3%   $2.0625     7/29/96
                                                                 500                .7%   $2.625      2/24/99
J. Thomas August                       Director                1,667               2.3%   $2.0625     7/29/96
                                                                 500                .7%   $2.8875     2/24/99
All officers and                                              61,676              83.7%   $ .48 to    10/26/89 to
directors as a group                                                                      $3.375      2/24/99
(9 persons)


A total of 73,684 options were granted and outstanding at May 31, 1999. On July 16, 1998, options for 167 shares were exercised by a former employee. No other options have been exercised to date, however all options are exercisable. Of the options granted and outstanding, 34,683 are from the 1988 Stock Option Plan which was terminated in accordance with its terms and conditions on June 20, 1998 but allows the exercise of outstanding options in accordance with their terms. There are 33,000 options granted under the 1998 stock option plan (described herein) which was established for a ten year period beginning August 15, 1997. The 1998 stock option plan is authorized to grant options to purchase up to 83,333 shares of common stock (89,950 at May 31, 1998). The remaining 6,001 options were granted outside the plan.

The options granted from the 1988 Plan are effective for a ten year period from the date of grant, with the exception of the options for 23,500 shares that expires February 24, 2004, and 1,667 shares that expires July 29, 2001 granted to John C. Landon, and the options for 500 shares that expires February 24, 2004, and 1,667 shares that expires July 29, 2001 granted to J. Thomas August.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners

The following table sets forth information as of July 30, 1999, with respect to the stock ownership of all holders of 5% or more of the Company's Common Stock.

Name and Address                                Number of Shares                    Percentage (1)
----------------                                ----------------                    --------------

Dr. John C. Landon
8213 Raymond Lane
Potomac, MD  20854                                167,798 (2),(3)                        18.69

S. David Leibowitt
2295 South Ocean Blvd.
Palm Beach, FL  33480                              98,973 (4)                            11.34

Dr. J. Thomas August
905 Poplar Hill Road
Baltimore, MD  21210                              179,006 (5)                            20.46

David H. Bishop
100 W. 57th Street
New York, New York  10019                          60,509 (6)                             6.93

           (1) Assumes the exercise by such person or persons of the currently exercisable options and does not give effect to any shares issuable upon exercise by any other person or persons of options.

           (2) Includes 6,888 shares in the names of members of Dr. Landon's family.

           (3) Assumes the exercise of currently exercisable options to purchase 25,167 shares.

           (4) Includes 10,833 shares in the name of S. David Leibowitt's spouse.

           (5) Assumes the exercise of currently exercisable options to purchase 2,167 shares.

           (6)   Includes 1,506 shares in the name of David H. Bishop's spouse.

Security ownership of management
--------------------------------

The following table sets forth information as of July 30, 1999, with respect to the ownership of the Company's Common Stock of all: directors, executive officers included in the Summary Compensation Table on page 19, and directors and officers as a group.


Name and Address    Number of Shares            Percentage (1)
----------------    ----------------            --------------

Dr. John C. Landon
8213 Raymond Lane
Potomac, MD  20854    167,798 (2),(3)              18.69

Charles C. Francisco
96 Old Littleton Road
Harvard, MA  01451      3,834 (4)                    .44

Dr. J. Thomas August
905 Poplar Hill Road
Baltimore, MD  21210  179,006 (5)                  20.46

Charles F. Gauvin
97-Cobbs Bridge Road
New Gloucester, ME
04260                   3,834 (4)                    .44

Michael P. O'Flaherty
1213 Bradfield Drive
Leesburg, VA  22075    18,218 (6)                   2.05

Dr. Jerry R. Reel
302 Watkins Pond Blvd.
Rockville, MD  20850    1,884 (7)                    .22

Dr. Richard P. Bradbury
16708 Briardale Road
Rockville, MD  20855    2,385 (8)                    .27

David A. Newcomer
9 Eternity Court
Germantown, MD  20874   2,718 (9)                    .31

All executive officers
and directors (8, of
whom all beneficially
own shares) as a group             379,677 (10)                           40.74

    (1) Assumes the exercise by such person or persons of the currently exercisable options owned by him or them and does not give effect to any shares issuable upon exercise by any other person or persons of options.

    (2)    Includes 6,888 shares in the names of members of Dr. Landon's family.

    (3) Assumes the exercise of currently exercisable options to purchase 25,167 shares.

    (4) Assumes the exercise of currently exercisable options to purchase 3,834 shares.

    (5) Assumes the exercise of currently exercisable options to purchase 2,167 shares.

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

    (10)   See Notes (2) through (9) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On June 1, 1988 the Company and Dr. Landon agreed to consolidate the previous loan facilities available to Dr. Landon into a single loan of $100,000. The loan had a five year term with repayment of principal deferred for three years. The loan bore interest at the six month certificate of deposit rate paid by Signet Bank, Maryland and the rate was adjusted quarterly. On September 29, 1989 the Company agreed to increase the loan to $125,000. On September 21, 1990, the Company agreed to increase the loan to $150,000. Pursuant to Dr. Landon's previous employment agreement, the loan was to be repaid in five installments of $30,000 plus interest within six weeks after the end of each of the next five fiscal years beginning with fiscal year 1992.


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

On October 28, 1998, the Compensation Committee of the Board of Directors agreed to extend the repayment period of the Company loan to Dr. Landon from October 31, 1998 to April 30, 2000. In accordance with the shareholders' prior approval of the Company's plan to purchase shares of stock from Dr. Landon at market value, the Company is purchasing, on a quarterly basis for six quarters, 9,000 shares of Company stock from Dr. Landon at market value. Any unpaid principal balance and accrued interest will be paid in cash at the end of the sixth quarter. As of July 23, 1999, Dr. Landon has made three repayments totaling $57,094. The largest amount owed by Dr. Landon during the fiscal year ended May 31, 1999 in respect to his loan facilities was $90,000, excluding accrued interest amounting to $20,453. There was no addition to the loan during this fiscal year.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K


    (a)    See Table of Contents to Financial Statements, on page 31.


    (b) The Registrant filed no reports on FORM 8-K during the final quarter of its fiscal year ended May 31, 1999.

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

                        (10)(a)    Leases.

                                   1.  Amendment to Lease Agreement-
                                       Medical Center Drive Facility


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


                        Exhibits incorporated by reference to the Company's Registration Statement No. 1-13527 (filed on October 22, 1997.

                        (3) (1) Second Amended and Restated Certificate of Incorporation dated October 22, 1997.

                            (2)    By-laws.

                            (3)    Form of Common Stock Certificate.

                            (4)    Restated 1988 Stock Option Plan.


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

                            (b) The Company's 1998 Stock Option Plan, adopted October 22, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized on August 25, 1999.


                                 DIAGNON CORPORATION



                                 /s/ John C. Landon
                                 -----------------------------
                                 BY:  John C. Landon
                                      Chairman of the Board
                                      President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                          Title                              Date
---------                          -----                              ----
                                   Chairman of the
                                   Board, President and
                                   Director (Chief Executive
/s/ John C. Landon                 Officer)                           8/25/99
--------------------------
John C. Landon, Ph.D.


/s/ J. Thomas August               Director                           8/25/99
--------------------------
J. Thomas August M.D.


/s/ Charles C. Francisco           Director                           8/25/99
--------------------------
Charles C. Francisco


/s/ Charles F. Gauvin              Director                           8/25/99
--------------------------
Charles F. Gauvin


/s/ Michael P. O'Flaherty          Chief Operating Officer
--------------------------         and Secretary                      8/25/99
Michael P. O'Flaherty


/s/ David A. Newcomer              Chief Financial Officer            8/25/99
--------------------------
David A. Newcomer

                      DIAGNON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                    -----------------------------------------



Independent Auditors' Report.....................................  32


Financial Statements:

     Consolidated Balance Sheets, May 31, 1999 and 1998..........  33

     Consolidated Statements of Operations for each of the
     years in the three year period ended May 31, 1999...........  34

     Consolidated Statements of Stockholders' Equity for each
     of the years in the three year period ended May 31, 1999 ...  35

     Consolidated Statements of Cash Flows for each of the years in the three year period ended May 31, 1999.................  36

     Notes to Financial Statements...............................  37


All financial statement schedules are omitted because they are not applicable or required.

Deloitte & Touche LLP
2 Hopkins Plaza
Baltimore, Maryland 21201-2983
Telephone: (410) 576-6700
Facsimile: (410) 837-0510
ITT Telex: 4995614



INDEPENDENT AUDITORS' REPORT


Diagnon Corporation:

We have audited the accompanying consolidated balance sheets of Diagnon Corporation and Subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended May 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnon Corporation and Subsidiaries at May 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three year period ended May 31, 1999 in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP
Deloitte & Touche LLP
Baltimore, Maryland
July 22, 1999

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, MAY 31, 1999 AND 1998
ASSETS                                                                 1999                       1998
------                                                                 ----                       ----
CURRENT ASSETS:
Cash and cash equivalents                                    $       68,768               $       65,730
Accounts receivable:
  Trade                                                             966,354                      903,343
  Unbilled - current                                                262,774                      301,843
  Other                                                              26,867                       29,983
Prepaid expenses                                                     91,522                       54,889
Inventories                                                         287,596                       45,107
Loans to Officers - current                                          32,906
Deferred income taxes - current                                      77,300                       43,700
                                                             --------------               --------------
Total current assets                                              1,814,087                    1,444,595
                                                             --------------               --------------
LOANS TO OFFICERS - NONCURRENT                                                                    90,000
                                                             --------------               --------------
FIXED ASSETS:
Leasehold improvements                                              832,264                      749,155
Furniture, fixtures and equipment                                 3,289,879                    3,071,181
                                                             --------------               --------------
Total                                                             4,122,143                    3,820,336
Less accumulated depreciation and amortization                    2,649,058                    2,327,947
                                                             --------------               --------------
Fixed assets, net                                                 1,473,085                    1,492,389
                                                             --------------               --------------
DEFERRED INCOME TAXES - NONCURRENT                                  600,400                      661,800
UNBILLED ACCOUNTS RECEIVABLE - NONCURRENT                           493,512                      353,711
OTHER NONCURRENT ASSETS                                             242,650                      234,375
                                                             --------------               --------------
TOTAL                                                        $    4,623,734               $    4,276,870
                                                             ==============               ==============
LIABILITIES
CURRENT LIABILITIES:
Borrowings under line of credit                              $      275,282               $      212,546
Current maturities of long-term debt                                 66,093                      140,245
Accounts payable                                                    215,956                      234,425
Accrued compensation and related costs                              474,597                      390,099
Accrued income taxes                                                 24,281                       12,909
Other accrued liabilities                                            15,178                        6,082
                                                             --------------               --------------
Total current liabilities                                         1,071,387                      996,306
LONG-TERM DEBT                                                       56,211                      122,303
                                                             --------------               --------------
Total liabilities                                                 1,127,598                    1,118,609
                                                             --------------               --------------
STOCKHOLDERS' EQUITY
Convertible preferred stock - par value of
$1.00 per share:  500,000 shares
authorized; no shares issued and outstanding
Common stock - par value of $.01 per share;
25,000,000 shares authorized; 1,600,408
shares  issued; May 31, 1999, 872,672
shares, May 31, 1998, 899,505                                        16,004                       16,004
shares outstanding
Additional paid-in capital                                        7,475,035                    7,475,035
Accumulated deficit                                              (3,310,022)                  (3,704,910)
                                                             --------------               --------------
Total                                                             4,181,017                    3,786,129
Less - treasury stock May 31, 1999, 727,736
shares, May 31, 1998, 700,903 shares, at
cost                                                               (684,881)                    (627,868)
                                                             --------------               --------------
Total stockholders' equity                                        3,496,136                    3,158,261
                                                             --------------               --------------
TOTAL                                                        $    4,623,734               $    4,276,870
                                                             ==============               ==============

See notes to consolidated financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF
THE YEARS IN THE THREE YEAR PERIOD ENDED MAY 31, 1999

                                                                  1999                     1998                    1997
                                                                  ----                     ----                    ----
REVENUES AND SALES:
  Contract revenues                                           $11,017,981               $9,848,009              $8,919,294
  Product sales                                                    66,683                   76,377                  19,916
                                                              -----------               ----------              ----------
  Total Revenues and Sales                                     11,084,664                9,924,386               8,939,210
                                                              -----------               ----------              ----------

OPERATING EXPENSES:
  Contract                                                      8,354,057                7,709,687               6,886,440
  Cost of goods sold                                               55,238                  108,984                  18,941
  Research and development                                        203,167                  144,123                 349,199
  General and administrative                                    1,943,074                1,886,038               1,610,012
                                                              -----------               ----------              ----------

  Total Operating Expenses                                     10,555,536                9,848,832               8,864,592
                                                              -----------               ----------              ----------

OPERATING INCOME                                                  529,128                   75,554                  74,618

INTEREST INCOME                                                     6,578                    9,708                  10,157
INTEREST EXPENSE                                                  (53,018)                 (57,239)                (49,320)
                                                              -----------               ----------              ----------

INCOME BEFORE INCOME TAX                                          482,688                   28,023                  35,455

PROVISION FOR INCOME TAX                                          (87,800)                (177,400)                (30,900)
                                                              -----------               ----------              ----------

NET INCOME (LOSS)                                             $   394,888               $ (149,377)             $    4,555
                                                              ===========               ==========              ==========

BASIC EARNINGS (LOSS) PER SHARE                               $      0.44               $    (0.17)             $     0.01
                                                              ===========               ==========              ==========
DILUTED EARNINGS (LOSS) PER SHARE                             $      0.44               $    (0.17)             $     0.00
                                                              ===========               ==========              ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING FOR BASIC
   EARNINGS PER SHARE                                             890,626                  899,584                 899,707
EFFECT OF DILUTIVE SECURITIES -
  OPTIONS                                                           8,818                                           12,404
                                                              -----------                ----------              ----------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING FOR DILUTIVE
   EARNINGS PER SHARE                                              899,444                 899,584                 912,111
                                                              ============              ==========              ==========

See notes to consolidated financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR EACH
OF THE YEARS IN THE THREE YEAR PERIOD ENDED MAY 31, 1999

                                    COMMON STOCK                                                 TREASURY STOCK
                                    ------------                                                 ---------------
                               NUMBER                      ADDITIONAL
                                 OF               PAR       PAID-IN          ACCUMULATED       NUMBER OF         AT
                               SHARES            VALUE      CAPITAL           DEFICIT           SHARES          COST     TOTAL
                               ------            -----      -------           -------           ------          ----     -----
BALANCE, JUNE 1, 1996        9,602,452        $ 96,024    $7,395,015        $(3,560,088)      (4,204,208)   $(627,357)  $3,303,594


NET INCOME                                                                        4,555                                      4,555
                            ------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 1997        9,602,452          96,024     7,395,015         (3,555,533)      (4,204,208)    (627,357)  $3,308,149
SIX TO ONE REVERSE
  STOCK SPLIT               (8,002,044)        (80,020)       80,020                           3,503,507
REPURCHASE OF
  FRACTIONAL SHARES                                                                                 (202)        (511)        (511)
NET LOSS                                                                       (149,377)                                  (149,377)
                            ------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 1998        1,600,408          16,004     7,475,035         (3,704,910)        (700,903)    (627,868)  $3,158,261
STOCK RECEIVED FOR
  OFFICER LOAN
   REPAYMENT                                                                                     (27,000)     (57,094)     (57,094)

EXERCISE OF STOCK
  OPTIONS                                                                                            167           81           81
NET INCOME                                                                      394,888                                    394,888
                            ------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 1999        1,600,408        $ 16,004    $7,475,035        $(3,310,022)        (727,736)   $(684,881)  $3,496,136
                            ==========        ========    ==========        ===========       ==========    =========   ==========


See notes to consolidated financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF
THE YEARS IN THE THREE YEAR PERIOD ENDED MAY 31, 1999

                                                                                    1999               1998             1997
                                                                                    ----               -----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                               $  394,888         $(149,377)       $    4,555
                                                                                 ----------         ---------        ----------
 Adjustments  to reconcile  net income (loss) to net
  cash provided by (used for)operating activities:
    Depreciation and amortization                                                   321,111           293,728           261,218
    Deferred income taxes                                                            27,800           141,900            (1,900)
    (Increase) decrease in accounts receivable                                     (160,627)          305,333          (313,945)
    (Increase) decrease in prepaid expenses                                         (36,633)           21,555            (5,012)
    (Increase) decrease in inventories                                             (242,489)             (146)            7,794
    Increase in other assets                                                         (8,275)          (29,826)         (102,456)
    Increase in accounts payable and accrued expenses                                75,125            74,242            34,797
    Increase in income taxes payable                                                 11,372             7,366             1,983
                                                                                 ----------         ---------        ----------
      Total Adjustments                                                             (12,616)          814,152          (117,521)
                                                                                 ----------         ---------        ----------
 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                               382,272           664,775          (112,966)
                                                                                 ----------         ---------        ----------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Net capital expenditures                                                          (301,807)         (201,761)         (465,141)
                                                                                 ----------         ---------        ----------
 NET CASH USED FOR INVESTING ACTIVITIES                                            (301,807)         (201,761)         (465,141)
                                                                                 ----------         ---------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds (payments) under line-of-credit agreement                              62,736          (323,574)          536,120
 Principal payments under capital lease obligations                                (140,244)         (135,837)         (113,918)
 Net proceeds from exercise of stock options                                             81
 Net payments for fractional shares as a result of
   6 to 1 share  reverse stock split                                                                     (511)
                                                                                 ----------         ---------        ----------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                (77,427)         (459,922)          422,202
                                                                                 ----------         ---------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  3,038             3,092          (155,905)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       65,730            62,638           218,543
                                                                                 ----------         ---------        ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $   68,768         $  65,730        $   62,638
                                                                                 ==========         =========        ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the year for:
  Interest                                                                        $  52,710         $  57,134        $   46,988
                                                                                  =========         =========        ==========
  Income taxes                                                                    $  48,936         $  17,900        $   25,600
                                                                                  =========         =========        ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  Long-term debt issued in connection with capital
   Leases                                                                                           $ 110,040
                                                                                                    =========
   Treasury stock received for payment
     of loans to officer                                                          $  57,094
                                                                                  =========

See notes to consolidated financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
------------------------------------

NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------
The accompanying consolidated financial statements include the accounts of Diagnon Corporation ("Diagnon") its wholly owned subsidiaries, BIOQUAL, Inc. ("BIOQUAL") and Enhanced Therapeutics, Inc. (collectively the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
-----------------
Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

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

Government contracts
--------------------
Substantially all of the Company's revenue is from U.S. Government contracts. The indirect rates used in cost-plus-fixed-fee ("CPFF") contracts are subject to final negotiated settlements for each fiscal year.

Revenue Recognition
-------------------
Contract research revenue is generally earned based on CPFF arrangements and is recognized as costs are incurred.


Earnings (Loss) Per Share
-------------------------
The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128") "Earnings Per Share" during the fiscal year ended May 31, 1998 and restated, as required, all prior year earnings per share data.

Cash and Cash Equivalents
-------------------------
The Company considers cash equivalents to include short-term investments which have a maturity of 90 days or less at the date of purchase.

New Accounting Standards
-------------------------
The Company adopted the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of and Enterprise and Related Information, during this fiscal year. SFAS No. 130 requires businesses to disclose comprehensive income and its components in the financial statements. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. SFAS No. 130 had no impact on its financial position. The Company has determined that it only has one material operating segment and, in accordance with SFAS No. 131, has described and reported the Company as such.

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

Stock Options
-------------
The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1988 and 1998 Stock Option Plans, accordingly, no compensation has been recognized for the plan. Had compensation costs for the plan been determined based on fair value at the grant date under the plan consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income/loss and income/loss per share would not have been materially affected on a pro forma basis for the years ended May 31, 1999, 1998 and 1997.

The Company has granted 67,683 shares of its Common Stock under its 1988 and 1998 stock option plans. The 1998 stock option plan is authorized to grant options to purchase up to 83,333 shares of common stock. Except for certain options granted to an officer and a director, options expire ten years from date of grant under the plan, or upon the optionee's separation from the Company and are granted at the average of the closing bid and ask price of the Company's Common Stock at the date of grant. Options for 24,000 and 3,334 common shares granted to an officer and a director for a period of five years expire in 2000 and 2004, respectively. The Company has reserved an additional 6,001 shares of its Common Stock to cover the exercise of options granted outside its 1988 and 1998 stock option plans. The 1988 plan was terminated in accordance with its terms and conditions on June 20, 1998.

The number of options exercisable at May 31 were 73,684 in 1999, 72,351 in 1998, and 73,018 in 1997.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                1999                           1997
                                ----                           ----

  Expected volatility           36.0%                          59.0%
  Risk-free interest rate     5.5%-6.15%                     5.5%-6.15%
  Expected term of options    5-10 years                     5-10 years
  Expected dividend yield        -0-                            -0-

Information regarding the Company's stock option plans for the years ended May 31, 1999, 1998 and 1997 is as follows:

                                                1999                      1998                           1997
                                                ----                      ----                           ----

                                                      Weighted                     Weighted                     Weighted
                                                      Average                      Average                      Average
                                                      Exercise                     Exercise                     Exercise
                                         Options       Price        Options         Price         Options        Price
                                         -------       -----        -------         -----         -------        -----
Outstanding at beginning of year          72,351        $2.17        73,018          $2.16         57,346        $2.11
Granted                                   34,000         2.52                                      16,172         2.34
Forfeited                                (32,500)        2.50          (667)           .81           (500)        3.375
Exercise                                    (167)         .48       _______                       _______
                                         -------

Outstanding at end of year                73,684        $2.19        72,351          $2.17         73,018        $2.16
                                         =======                    =======                       =======

Options exercisable at end of year        73,684        $2.19        72,351          $2.17         73,018        $2.16
                                         =======                    =======                       =======

Weighted average fair value of
 options granted during year             $  0.88                                                  $  1.19

                                    Outstanding and Exercisable
                              ----------------------------------------
                                           Weighted           Weighted
                                           Remaining          Average
                                           Contractual        Exercise
                             Options       Life (years)       Price
                             -------       -----------        -----
Range of exercise price
 .48  to 1.80                 26,343           4.27             $1.19
1.81  to 2.625                17,839           5.99              2.37
2.626 to 3.375                29,502           4.97              2.98
                              ------

                              73,684           4.97             $2.19
                              ======

3.  LINE OF CREDIT

The Company has a line of credit of $1,000,000 with a bank to meet periodic cash flow needs. As of May 31, 1999, there were $275,282 of borrowings under this line of credit. During fiscal year 1999 the maximum amount borrowed was $892,003, the average balance outstanding was $430,728, and the average interest rate was 8.38%. The line is guaranteed by BIOQUAL, Inc., and bears interest at the prime rate plus .25% and is collateralized by trade accounts receivable. The line is subject to renewal on or before October 29, 1999.

4.  LONG-TERM DEBT

                                                1999            1998

Capitalized Lease Obligations                 $122,304       $262,548

Less Current Maturities                         66,093        140,244
                                              --------       --------

Long-Term                                     $ 56,211       $122,304
                                              ========       ========


Future annual minimum payments under the capital leases as of May 31, 1999, were:

        2000                                                      $ 73,774
        2001                                                        43,101
        2002                                                        16,435
                                                                  --------
                                                                   133,310
        Less:  Amount representing interest                         11,006
                                                                  --------
        Present value of minimum lease payments                   $122,304
                                                                  ========

The Company leases equipment under various capital leases which expire in fiscal years 2000, 2001 and 2002. Property held under the capital leases at May 31, 1999 and 1998 consisted of the following:

                                                   1999                  1998
                                                   ----                  ----

        Equipment                                $589,402              $589,402
        Less accumulated amortization             209,926               150,986
                                                 --------              --------
                                                 $379,476              $438,416
                                                 ========              ========

The equipment is amortized on a straight-line basis over the estimated useful life of the equipment. Amortization expense amounted to $94,828, $81,352 and $54,975 in 1999, 1998 and 1997, respectively, and is included with depreciation expense in the financial statements. The fair value of long-term debt is estimated to approximate its carrying value at May 31, 1999 based on borrowing rates currently available with similar terms and maturity.

5.  INCOME TAXES

Income taxes are accounted for using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires an asset and liability approach to financial accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The income tax expense for 1999 is lower than the statutory rate as a result of management's assessment in the fourth quarter that a decrease in the valuation allowance offset by other income tax adjustments was necessary because of the current estimates of future taxable income during the available tax loss carryforward period.

The deferred tax expense in 1998 resulted from management's assessment in the fourth quarter that an increase to the valuation allowance was necessary because of the current estimates of future taxable income during the available tax loss carryforward period.

If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to income. However, if the Company achieves sufficient taxable income to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

The components of income tax expense are as follows:

                                               1999         1998        1997
                                               ----        ----         ----
        Current tax expense                 $ 60,000     $ 35,500     $ 32,800
        Deferred tax expense (benefit)        27,800      141,900       (1,900)
                                            --------     --------     --------
                                            $ 87,800     $177,400     $ 30,900
                                            ========     ========     ========

A reconciliation of actual income tax expense to that which would have resulted from applying the federal statutory tax rates is as follows:

                                               1999         1998        1997
                                               ----         ----        ----
Federal taxes at statutory
  rate                                      $164,500     $  9,500     $ 12,100
State taxes at statutory rate                 39,600       23,400       21,600
Executive life insurance
  Premiums                                     3,000        3,000        2,000
Decrease (increase) in
  previously recognized tax
  loss carryforwards, net of
  other adjustments to deferred
  taxes                                     (113,000)     141,900       (1,900)
     Other, net                               (6,300)      (1,400)      (2,900)
                                            --------     --------     --------
                                            $ 87,800     $177,400     $ 30,900
                                            ========     ========     ========


The components of deferred income taxes are as follows:

                                             May 31,      May 31,      May 31,
                                              1999         1998         1997
                                              ----         ----         ----
Financial statement accruals              $   48,735   $   45,553   $   40,904
Different useful lives for
  depreciation of fixed assets
    for tax purposes                        (148,000)     (46,000)     (58,300)
Research & development costs
  deferred for tax purposes                  218,000      164,000          -0-
Tax loss carryforward                      1,268,000    1,443,000    1,598,000
Less valuation allowance                    (709,035)    (901,053)    (733,204)
                                           ---------    ---------    ---------
Total deferred  income  taxes              $ 677,700    $ 705,500    $ 847,400
                                           =========    =========    =========

As of May 31, 1999, the Company has cumulative tax operating loss carryforwards of approximately $3,700,000 available to reduce future federal taxable income. The operating loss carryforwards expire in fiscal years 2000 to 2003. Management believes that it is more likely than not that the Company will generate future taxable income sufficient to realize a portion of the remaining tax loss carryforward and that the valuation allowance is appropriate given the current estimates of future taxable income.

6.  COMMITMENTS AND CONTINGENCIES

Leases

The Company is a lessee under various noncancelable operating leases, covering the facilities in which its operations are conducted and certain equipment and vehicles. During 1999, 1998 and 1997, the Company subleased a part of its premises. As of May 31, 1999, there are no material sublease agreements. The rental income earned has been offset against the Company's rental expense in the period. The aggregate minimum annual rental commitments under these various leases are as follows:

2000          1,578,000
2001          1,622,000
2002          1,596,000
2003             11,000

Facilities leases contain options for five-year extensions.

Rental expense was approximately $1,449,000, net of $12,000 of sublease income, $1,346,000, net of $11,000 of sublease income, and $1,322,000, net of $11,000 of sublease income, for the years ended May 31, 1999, 1998 and 1997, respectively.

7.       RELATED PARTIES

The following schedule presents information regarding loans to officers for the three year period ended May 31, 1999.



                            Balance at                              Balance
                           Beginning of                           at End of
Name of Person                Period     Additions   Repayments     Period
--------------                -------    ---------   ----------     ------
Year Ended May 31, 1999:

President                   $ 90,000     $    -0-     $ 57,074     $ 32,906

Each of the Years Ended
  May 31, 1998 and 1997:

President                     90,000          -0-          -0-       90,000

The loan to the President bears interest at the six month certificate of deposit rate. The Company's shareholders affirmatively voted to approve the purchase of common stock of the Company held by the President at fair market value in an amount sufficient to fund the loan payments, plus accrued interest. On October 16, 1996, the Board of Directors affirmatively voted to extend the due date of the loan, maintaining all other terms and conditions, until October 31, 1998.

On October 28, 1998, the Compensation Committee of the Board of Directors agreed to extend the repayment period of the Company loan to the President from October 31, 1998 to April 30, 2000. In accordance with the shareholder's prior approval of the Company's plan to purchase shares of stock from the President at market value, the Company plans to purchase, on a quarterly basis for six quarters, 9,000 shares of Company stock from the President at market value. Any unpaid principal balance and accrued interest will be paid in cash at the end of the sixth quarter. During the 1999 fiscal year, the Company purchased shares valued at $57,094.

The President has an employment agreement with the Company which provides a base compensation and additional incentive compensation dependent upon annual operations. This agreement expires on July 13, 2002.

8.       SUBSEQUENT EVENTS

On July 14, 1999, the Board of Directors unanimously approved that Diagnon merge into itself it's wholly owned subsidiary, BIOQUAL, Inc., and assume all of the subsidiary's assets, liabilities and obligations. Further, in connection with the merger, the name of Diagnon will change its name to BIOQUAL. The expected date for the merger and name change is the close of business on December 31, 1999.

Also on July 14, 1999, the Board of Directors declared a dividend of $0.02 a share for shareholders of record on September 7, 1999, payable on September 22, 1999. This is the first dividend declared by Diagnon.

On July 9, 1999, the Company, acknowledging the contribution of its employees, distributed fifty shares of common stock to all current employees who have been with the company for at least one year as of May 31, 1999.

                                    EXHIBITS