Form 10QSB
period 1999-08-31
DIAGNON CORP
filed 1999-10-15
CIK 719711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1999
                                        ---------------
                                       OR

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

         For the transition period from              TO
                                       --------------
            Commission file number 1-13527
                                   -------


                               DIAGNON CORPORATION
                               -------------------
        (Exact name of small business issuer as specified in its charter)


      State of Delaware                                        13-3078199
      -----------------                                        ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

9600 Medical Center Drive, Rockville,  Maryland      20850
-----------------------------------------------------------
(Address of principal executive office)         (Zip  Code)

Issuer's telephone number, including area code (301) 251-2801

                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant filed all documents required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                  Yes [X]                  No [ ]

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 868,457 shares outstanding as of October 8, 1999.

Convertible Preferred Stock, $1.00 par value per share; authorized 500,000 shares; no shares outstanding as of October 8, 1999.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                               DIAGNON CORPORATION


                                      INDEX

Part I.  Financial Information                                    Page
-------  ---------------------                                    ----

  Item 1.  Financial Statements.

         Consolidated Balance Sheets, May 31, 1999 and
           August 31, 1999  (Unaudited) . . . . . . . . . . . . . .  2

         Unaudited Consolidated Statements of Operations for
           the Three Months Ended August 31, 1999 and
           August 31, 1998  . . . . . . . . . . . . . . . . . . . .  3

         Unaudited Consolidated Statements of Cash Flows
           for the Three Months Ended August 31, 1999 and
           August 31, 1998  . . . . . . . . . . . . . . . . . . . .  4

         Notes to Financial Statements  . . . . . . . . . . . . . .  5

  Item 2.  Management's Discussion and Analysis   . . . . . . . . .  5


DIAGNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, MAY 31, 1999 AND AUGUST 31, 1999 (UNAUDITED)
ASSETS                                                                                    AUGUST 31, 1999            MAY 31, 1999
------                                                                                    ---------------            ------------
CURRENT ASSETS:
Cash and cash equivalents                                                                 $      69,516              $   68,768
Accounts receivable:
  Trade                                                                                       1,287,420                 966,354
  Unbilled - current                                                                            166,609                 262,774
  Other                                                                                          27,896                  26,867
Prepaid expenses                                                                                136,363                  91,522
Inventories                                                                                     281,783                 287,596
Loans to Officers                                                                                 8,156                  32,906
Deferred income taxes - current                                                                  72,300                  77,300
                                                                                          -------------             -----------
Total current assets                                                                          2,050,043               1,814,087
                                                                                          -------------             -----------
FIXED ASSETS:
Leasehold improvements                                                                          859,883                 832,264
Furniture, fixtures and equipment                                                             3,324,533               3,289,879
                                                                                          -------------             -----------
Total                                                                                         4,184,416               4,122,143
Less accumulated depreciation and amortization                                                2,733,016               2,649,058
                                                                                          -------------             -----------
Fixed assets, net                                                                             1,451,400               1,473,085
                                                                                          -------------             -----------
DEFERRED INCOME TAXES - NONCURRENT                                                              600,400                 600,400
UNBILLED ACCOUNTS RECEIVABLE - NONCURRENT                                                       475,732                 493,512
OTHER NONCURRENT ASSETS                                                                         282,650                 242,650
                                                                                          -------------             -----------
TOTAL                                                                                     $   4,860,225             $ 4,623,734
                                                                                          =============             ===========
LIABILITIES
CURRENT LIABILITIES:
Borrowings under line of credit                                                           $     752,200             $   275,282
Current maturities of long-term debt                                                             66,093                  66,093
Accounts payable                                                                                238,745                 215,956
Accrued compensation and related costs                                                          254,676                 474,597
Accrued income taxes                                                                              9,281                  24,281
Other accrued liabilities                                                                        11,058                  15,178
                                                                                          -------------             -----------
Total current liabilities                                                                     1,332,053               1,071,387
LONG-TERM DEBT                                                                                   36,392                  56,211
                                                                                          -------------             -----------
Total liabilities                                                                             1,368,445               1,127,598
                                                                                          -------------             -----------
STOCKHOLDERS' EQUITY
Convertible preferred stock - par value of $1.00 per share, 500,000 shares authorized; no shares issued and outstanding
Common stock - par value of $.01 per share;    25,000,000 shares authorized; 1,600,408
shares   issued; August 31, 1999, 867,957 shares, May 31, 1999, 872,672 shares outstanding       16,004                  16,004
Additional paid-in capital                                                                    7,475,035               7,475,035
Accumulated deficit                                                                          (3,299,020)             (3,310,022)
                                                                                          -------------             -----------
Total                                                                                         4,192,019               4,181,017
Less - treasury stock August 31, 1999, 732,451 shares, May 31, 1999, 727,736 shares,
at cost                                                                                        (700,239)               (684,881)
                                                                                          -------------             -----------
Total stockholders' equity                                                                    3,491,780               3,496,136
                                                                                          -------------             -----------
TOTAL                                                                                     $   4,860,225             $ 4,623,734
                                                                                          =============             ===========

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998

                                                                        AUGUST 31,                     AUGUST 31,
                                                                           1999                           1998
                                                                           ----                           ----
REVENUES AND SALES:
  Contract revenues                                                    $  2,734,001                   $  2,711,176
  Product sales                                                              31,371                          4,118
                                                                       ------------                   ------------
  Total Revenues and Sales                                                2,765,372                      2,715,294
                                                                       ------------                   ------------

OPERATING EXPENSES:
  Contract                                                                2,161,246                      2,095,359
  Cost of goods sold                                                         27,149                          5,073
  Research and development                                                   53,921                         41,272
  General and administrative                                                486,049                        454,791
                                                                       ------------                   ------------

  Total                                                                   2,728,365                      2,596,495
                                                                       ------------                   ------------

OPERATING INCOME                                                             37,007                        118,799

INTEREST INCOME                                                                 813                            948
INTEREST EXPENSE                                                            (12,818)                       (13,543)
                                                                       ------------                   ------------

INCOME BEFORE INCOME TAX                                                     25,002                        106,204

PROVISION FOR INCOME TAX                                                     14,000                         42,500
                                                                       ------------                   ------------

NET INCOME                                                             $     11,002                   $     63,704
                                                                       ============                   ============

BASIC EARNINGS PER SHARE                                               $       0.01                   $       0.07
                                                                       ============                   ============
DILUTED EARNINGS PER SHARE                                             $       0.01                   $       0.07
                                                                       ============                   ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING FOR BASIC EARNINGS
    PER SHARE                                                               872,092                        899,590
EFFECT OF DILUTIVE SECURITIES -
  OPTIONS                                                                    14,715                         6,262
                                                                       ------------                   ------------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING + DILUTIVE OPTIONS FOR
   DILUTIVE EARNINGS PER SHARE                                              886,807                        905,852
                                                                       ============                   ============

See notes to financial statements.

DIAGNON CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
THREE MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998

                                                                                    Three Months              Three Months
                                                                                        Ended                     Ended
                                                                                   August 31, 1999           August 31, 1998
                                                                                   ---------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                        $        11,002           $        63,704
                                                                                   ---------------           ---------------
  Adjustments to reconcile net income to net cash
     used for operating activities:
    Depreciation and amortization                                                           83,958                    77,724
    Deferred income taxes                                                                    5,000                    29,000
    (Increase) decrease in accounts receivable                                            (208,150)                   73,537
    Increase in prepaid expenses                                                           (44,841)                  (19,214)
    Decrease (Increase) in inventories                                                       5,813                   (53,877)
    (Increase) decrease in other assets                                                    (40,000)                   18,148
    Decrease in accounts payable and accrued expenses                                     (201,252)                 (158,644)
    Common stock gifted to employees                                                         9,392
    Decrease in income taxes payable                                                       (15,000)                   (9,000)
                                                                                   ---------------           ---------------
      Total Adjustments                                                                   (405,080)                  (42,326)
                                                                                   ---------------           ---------------
 NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                     (394,078)                   21,378
                                                                                   ---------------           ---------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                                      (62,273)                  (78,203)
                                                                                   ---------------           ---------------
 NET CASH USED FOR INVESTING ACTIVITIES                                                    (62,273)                  (78,203)
                                                                                   ---------------           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds under line-of-credit agreement                                               476,918                    96,364
 Net proceeds from exercise of stock options                                                                              81
 Principal payments under capital lease obligations                                        (19,819)                  (38,821)
                                                                                   ---------------           ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  457,099                    57,624
                                                                                   ---------------           ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      748                       799
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            68,768                    65,730
                                                                                   ---------------           ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $        69,516           $        66,529
                                                                                   ===============           ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                                         $        11,244           $        12,487
                                                                                   ===============           ===============
  Income taxes                                                                     $        22,500           $        18,500
                                                                                   ===============           ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

 Treasury stock received for payment of loans to officer                           $        24,750
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis

In this first quarter of fiscal year 2000, Diagnon realized net income of $11,002.

On July 14, 1999, the Board of Directors unanimously approved that Diagnon merge into itself its wholly owned subsidiary, BIOQUAL, Inc., and assume all of the subsidiary's assets, liabilities and obligations. Further, in connection with the merger, Diagnon will change its name to BIOQUAL, Inc. The expected date for the merger and name change is the close of business on December 31, 1999.

Also on July 14, 1999, the Board of Directors declared a dividend of $0.02 a share for shareholders of record on September 7, 1999. The dividend was paid on September 22, 1999. This was the first dividend declared by Diagnon.

On July 9, 1999, the Company, to acknowledge the contributions of its employees, distributed fifty shares of common stock to each current employee who had been with the company for at least one year as of May 31, 1999.

During this quarter, the Company submitted a sole source budgetary proposal to extend the National Cancer Institute (NCI) contract "Development of New Methods and Strategies for Diagnosis, Treatment and Prevention of Invasive Fungal Infection in Patients with Cancer and HIV Infection" for one year to September 30, 2000. On September 27, 1999, the Company was notified by the NCI that the proposal (totaling $86,227) was accepted and funded.

On September 17, 1999, the Company filed a patent application entitled "High Throughput Assay Method for Enzymes which Metabolically Hydrolyze Nucleoside Triphosphates and an Assay System Therefor". This application specifies broad coverage of the proprietary assay technology known as HT-SANE (High Throughput Screening Assay for NTP hydrolyzing Enzymes). The emergence of many strains of antibiotic resistant bacteria and fungus has intensified the search for new antibiotics. Most antibiotics and antifungal drugs kill by inhibiting the activity of enzymes that are essential for growth. However, one of the limiting steps in drug discovery is the necessity for a high throughput enzyme assay that can be used to quickly screen large numbers of potential drugs. HT-SANE technology introduces the capability to develop high throughput enzyme assays for a large number of critical enzymes, specifically those that hydrolyze nucleoside triphosphates (NTPs) in their respective biochemical reactions.

Year 2000

The Company has performed an internal assessment of the scope of the Year 2000 computer systems and software problems and its potential effect on the operation of the Company. The Company is continuing the assessment of its non-information systems for Year 2000 compliance. The Company has contacted its major suppliers of products and services to determine the status of the suppliers' Year 2000 capability. The Company has received assurances from all of the providers of critical systems that those systems are or will be Year 2000 compliant before December 31, 1999. There can be no assurance that another company's failure to ensure Year 2000 compliance and capability will not have an adverse effect on the Company. The Company spent approximately $20,000 in fiscal year 1999 and approximately $15,000 to date in fiscal year 2000 to replace non-compliant computers and software. The Company anticipates spending an additional $10,000 in fiscal year 2000 replacing its remaining Year 2000 non-compliant computers. Any costs incurred in connection with Year 2000 compliance is expensed as incurred. It is the opinion of management that the Year 2000 computer problem will not have a material effect on the Company's operation. However, the Company is monitoring the progress of its largest customer, the National Institutes of Health (NIH), toward Year 2000 compliance. The NIH states that all of its mission critical systems and 98% of its non-mission critical systems are currently compliant. However, if the NIH does experience Year 2000 related problems, the Company's financial condition may be adversely affected until such time that the NIH's non-compliant contingency plan is initiated.

Not all instances of date failure can be anticipated or controlled. In planning for the most reasonably likely worst-case scenario, (e.g. NIH systems being non-compliant on January 1, 2000), or in cases in which, despite our efforts, failures occur, we have developed a contingency plan. The contingency plan includes the stock piling of critical materials necessary to maintain operations. The Company plans to have back up power available for critical equipment in the event of mass power outage.

Results of Operations

For the three months of operations ended August 31, 1999 (the Company's first quarter), contract revenues increased by .8% compared to the first quarter of fiscal year 1999. This increase is not as large as anticipated due to a decrease in the number of commercial contracts compared to the first quarter of fiscal year 1999, the expiration of a major contract on November 8, 1998, and the fiscal year 1999 funding of a $34,976 indirect rate variance cost overrun of a contract that expired in fiscal year 1995 (the contract was administratively closed out on September 30, 1998). Product sales increased to $31,371 compared to

$4,118 in fiscal year 1999. Contract operating expenses increased 3.1% compared to the first quarter of fiscal year 1999 primarily due to increased government contract activity offset by the decrease in commercial contracts. Cost of goods sold increased to $27,149 from $5,073 in the first quarter of fiscal year 1999. This increase was primarily due to the increase in units sold during this fiscal year. Research and development (R&D) expenses increased to $53,921 compared to $41,272 in the first quarter of fiscal year 1999. This increase is primarily due to costs associated with the development of the high throughput assay system previously mentioned. General and administrative expenses increased 6.9% compared to the first quarter of fiscal year 1999 primarily due to inflationary increases in several items of expense. Total operating expenses increased 5.1% due to the above.

Operating income decreased to $37,007 compared to $118,799 in the prior year. The decrease is primarily due to several factors: 1) the increase in contract expenses without a comparative increase in related contract revenues resulting in a decrease in the gross margin percentage on contracts this fiscal year, 2) the increase in R&D expenses and 3) $34,976 increased funding to cover an indirect cost overrun for an expired contract during the previous fiscal year as mentioned above.

For this quarter, Diagnon had interest expense of $12,818 compared to interest expense of $13,543 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $5,000 for the three months ended August 31, 1999. The Company provided for state income tax which is estimated at $9,000. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 38,504 shares of common stock at prices ranging from $2.52 per share to $3.375 per share were outstanding at August 31, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the market price of the common shares. Options to purchase 63,179 shares of common stock at prices ranging from $1.50 per share to $3.375 per share were outstanding at August 31, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the market price of the common shares.

Liquidity and Capital Resources

Assets

The changes in cash and cash equivalents are detailed in the Statements of Consolidated Cash Flows on page 4. Total assets increased $236,491. This amount was primarily attributable to an increase to accounts receivable of $208,150 consisting mainly of 1) an increase of $321,066 in trade accounts receivable reflecting a slower collection rate compared to the previous fiscal year end, 2) a $113,945 decrease in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $24,252 decrease in reimbursable indirect rate variances for the current fiscal year, a $172,949 decrease in prior year unbilled direct costs that were billed in June 1999 offset by a $76,785 accrual of current period unbilled direct costs to be billed during the second quarter of fiscal year 2000, and the recording of $6,471 unbilled contract fee retention to be billed at the completion of the respective contracts, and 3) a $1,029 increase in other accounts receivable. Other noncurrent assets increased $40,000 representing a deposit on a nonhuman primate housing unit order. Prepaid expenses increased $44,841 primarily due to the prepayment of business liability and life insurance premiums.

The increase above is partially offset by 1) an decrease in loans to officers of $24,750 due to a payment made this quarter, 2) deferred income taxes decreased by $5,000 primarily as a result of utilizing a portion of the federal income tax loss carryforward, and 3) a decrease in fixed assets, net of accumulated depreciation and amortization of $21,685 reflecting depreciation and amortization of $83,958 offset by fixed asset purchases of $62,273 (mainly lab equipment and facility improvements). The balance of the increase was due to other miscellaneous factors.

Liabilities

In the first three months of operations, total liabilities increased $240,847 as compared to May 31, 1999. This increase is primarily attributable to 1) an increase to borrowings under line-of-credit of $476,918 reflecting the slow collection of trade accounts receivable and the payment of accrued bonuses, and
2) an increase in accounts payable of $22,789.

The above increase is partially offset by a decrease in accrued compensation and related costs of $219,921 reflecting a shorter accrual period this quarter when compared to the prior year end and the payment of accrued bonuses from fiscal year 1999 during this quarter, and 2) payments totaling $19,819 on capital leases reducing long-term debt. The balance of the increase was due to other miscellaneous factors.

The Company believes it has sufficient cash and financing sources to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

Forward Looking Information

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





                                               DIAGNON CORPORATION



DATE  October 14, 1999                         /s/ John C. Landon
     --------------------                      --------------------------------
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer




DATE  October 14, 1999                         /s/ Michael P. O'Flaherty
     --------------------                      --------------------------------
                                               Chief Operating Officer and
                                               Secretary



DATE  October 14, 1999                         /s/ David A. Newcomer
     --------------------                      --------------------------------
                                               Chief Financial Officer