Form 10QSB
period 1999-11-30
BIOQUAL INC
filed 2000-01-14
CIK 719711

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-QSB

(Mark One)
  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---                    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1999
                                              -----------------

                                        OR

 ___         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT

          For the transition period from ____________ TO ____________

                        Commission file number 1-13527
                                               -------

                                 BIOQUAL, INC.
                                 -------------

       (Exact name of small business issuer as specified in its charter)

      State of Delaware                                         13-3078199
      -----------------                                         ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

9600 Medical Center Drive, Rockville,  Maryland                   20850
-----------------------------------------------                ----------
(Address of principal executive office)                        (Zip  Code)

Issuer's telephone number, including area code (301) 251-2801

                              Diagnon Corporation
                              -------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant filed all documents required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

        Yes  X         No
            ---           ---

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 869,752 shares outstanding as of January 7, 2000.

Convertible Preferred Stock, $1.00 par value per share; authorized 500,000 shares; no shares outstanding as of January 7, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                                      BIOQUAL, Inc.
                                      -------------


                                      INDEX
                                      -----

Part I.  Financial Information                                 Page
------------------------------                                 ----

  Item 1.  Financial Statements.

     Consolidated Balance Sheets, May 31, 1999 and
       November 30, 1999  (Unaudited) . . . . . . . . . . . . . .  2

     Unaudited Consolidated Statements of Operations for
       the Three Months Ended November 30, 1999 and
       November 30, 1998  . . . . . . . . . . . . . . . . . . . .  3

     Unaudited Consolidated Statements of Operations for
       the Six Months Ended November 30, 1999 and
       November 30, 1998  . . . . . . . . . . . . . . . . . . . .  4

     Unaudited Consolidated Statements of Cash Flows
       for the Six Months Ended November 30, 1999 and
       November 30, 1998  . . . . . . . . . . . . . . . . . . . .  5

     Notes to Financial Statements  . . . . . . . . . . . . . . .  6

  Item 2.  Management's Discussion and Analysis   . . . . . . . .  6

Part II.  Other Information
---------------------------

  Item 4.  Submission of Matters to a Vote of
             Security Holders   . . . . . . . . . . . . . . . . .  11

BIOQUAL INC. AND SUBSIDIARY
---------------------------
CONSOLIDATED BALANCE SHEETS, MAY 31, 1999 AND NOVEMBER 30, 1999 (UNAUDITED)
---------------------------------------------------------------------------

ASSETS                                                                                        NOVEMBER 30, 1999     MAY 31, 1999
------                                                                                        ------------------    -------------
CURRENT ASSETS:
Cash and cash equivalents                                                                        $    70,323          $    68,768
Accounts receivable:
  Trade                                                                                            1,250,759              966,354
  Unbilled - current                                                                                 284,114              262,774
  Other                                                                                               29,193               26,867
Prepaid expenses                                                                                     124,938               91,522
Inventories                                                                                          298,095              287,596
Loans to officers                                                                                                          32,906
Deferred income taxes - current                                                                       72,300               77,300
                                                                                                 -----------          -----------
Total current assets                                                                               2,129,722            1,814,087
                                                                                                 -----------          -----------
FIXED ASSETS:
Leasehold improvements                                                                               887,883              832,264
Furniture, fixtures and equipment                                                                  3,399,107            3,289,879
                                                                                                 -----------          -----------
Total                                                                                              4,286,990            4,122,143
Less accumulated depreciation and amortization                                                     2,783,358            2,649,058
                                                                                                 -----------          -----------
Fixed assets, net                                                                                  1,503,632            1,473,085
                                                                                                 -----------          -----------
DEFERRED INCOME TAXES - NONCURRENT                                                                   600,400              600,400
UNBILLED ACCOUNTS RECEIVABLE - NONCURRENT                                                            435,386              493,512
OTHER NONCURRENT ASSETS                                                                              278,650              242,650
                                                                                                 -----------          -----------
TOTAL                                                                                            $ 4,947,790          $ 4,623,734
                                                                                                 ===========          ===========
LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                                                                  $   832,024          $   275,282
Current maturities of long-term debt                                                                  66,093               66,093
Accounts payable                                                                                     157,349              215,956
Accrued compensation and related costs                                                               336,209              474,597
Accrued income taxes                                                                                                       24,281
Other accrued liabilities                                                                             41,031               15,178
                                                                                                 -----------          -----------
Total current liabilities                                                                          1,432,706            1,071,387
LONG-TERM DEBT                                                                                        18,997               56,211
                                                                                                 -----------          -----------
Total liabilities                                                                                  1,451,703            1,127,598
                                                                                                 -----------          -----------
STOCKHOLDERS' EQUITY
--------------------
Convertible preferred stock - par value of $1.00 per share, 500,000 shares authorized;
no shares issued and outstanding Common stock - par value of $.01 per share;
25,000,000 shares authorized; 1,600,408 shares issued; November 30, 1999, 869,752 shares,
May 31, 1999, 872,672 shares outstanding                                                              16,004               16,004
Additional paid-in capital                                                                         7,475,035            7,475,035
Accumulated deficit                                                                               (3,292,083)          (3,310,022)
                                                                                                 -----------          -----------
Total                                                                                              4,198,956            4,181,017
Less - treasury stock November 30, 1999, 730,656 shares, May 31, 1999, 727,736 shares,
at cost                                                                                             (702,869)            (684,881)
                                                                                                 -----------          -----------
Total stockholders' equity                                                                         3,496,087            3,496,136
                                                                                                 -----------          -----------
TOTAL                                                                                            $ 4,947,790          $ 4,623,734
                                                                                                 ===========          ===========

See notes to financial statements.

BIOQUAL, INC.AND SUBSIDIARY
---------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
-------------------------------------------------------
THREE MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998
----------------------------------------------------------

                                                           NOVEMBER 30,              NOVEMBER 30,
                                                               1999                     1998
                                                           ------------              ------------
REVENUES AND SALES:
  Contract revenues                                          $2,962,977               $2,666,993
  Product sales                                                   8,139                    2,960
                                                             ----------               ----------
  Total Revenues and Sales                                    2,971,116                2,669,953
                                                             ----------               ----------
OPERATING EXPENSES:
  Contract                                                    2,380,552                1,969,541
  Cost of goods sold                                              8,891                    4,317
  Research and development                                       46,950                   44,935
  General and administrative                                    486,441                  479,652
                                                             ----------               ----------
  Total                                                       2,922,834                2,498,445
                                                             ----------               ----------
OPERATING INCOME                                                 48,282                  171,508

INTEREST INCOME                                                     807                      693
INTEREST EXPENSE                                                (14,789)                 (11,861)
                                                             ----------               ----------
INCOME BEFORE INCOME TAX                                         34,300                  160,340

PROVISION FOR INCOME TAX                                         10,000                   64,100
                                                             ----------               ----------
NET INCOME                                                   $   24,300               $   96,240
                                                             ==========               ==========
BASIC EARNINGS PER SHARE                                          $0.03                    $0.11
                                                             ==========               ==========
DILUTED EARNINGS PER SHARE                                        $0.03                    $0.11
                                                             ==========               ==========
WEIGHTED AVERAGE NUMBER OF SHARES                               869,286                  896,606
 OUTSTANDING FOR BASIC EARNINGS PER SHARE
EFFECT OF DILUTIVE SECURITIES - OPTIONS                          15,450                    6,843
                                                             ----------               ----------
WEIGHTED AVERAGE NUMBER OF SHARES                               884,736                  903,449
 OUTSTANDING PLUS DILUTIVE OPTIONS FOR                       ==========               ==========
 DILUTIVE EARNINGS PER SHARE

See notes to financial statements.

BIOQUAL, INC.AND SUBSIDIARY
---------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
-------------------------------------------------------
SIX MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998
--------------------------------------------------------

                                                            NOVEMBER 30,             NOVEMBER 30,
                                                               1999                     1998
                                                            ------------             ------------
REVENUES AND SALES:
  Contract revenues                                          $5,696,978               $5,378,169
  Product sales                                                  39,510                    7,078
                                                             ----------               ----------
  Total Revenues and Sales                                    5,736,488                5,385,247
                                                             ----------               ----------
OPERATING EXPENSES:
  Contract                                                    4,541,798                4,064,900
  Cost of goods sold                                             36,040                    9,390
  Research and development                                      100,871                   86,207
  General and administrative                                    972,490                  934,443
                                                             ----------               ----------
  Total                                                       5,651,199                5,094,940
                                                             ----------               ----------
OPERATING INCOME                                                 85,289                  290,307

INTEREST INCOME                                                   1,620                    1,641
INTEREST EXPENSE                                                (27,607)                 (25,404)
                                                             ----------               ----------
INCOME BEFORE INCOME TAX                                         59,302                  266,544

PROVISION FOR INCOME TAX                                         24,000                  106,600
                                                             ----------               ----------
NET INCOME                                                   $   35,302               $  159,944
                                                             ==========               ==========
BASIC EARNINGS PER SHARE                                          $0.04                    $0.18
                                                             ==========               ==========
DILUTED EARNINGS PER SHARE                                        $0.04                    $0.18
                                                             ==========               ==========
WEIGHTED AVERAGE NUMBER OF SHARES                               870,696                  898,106
 OUTSTANDING FOR BASIC EARNINGS PER  SHARE
EFFECT OF DILUTIVE SECURITIES -  OPTIONS                         15,450                    6,843
                                                             ----------               ----------
WEIGHTED AVERAGE NUMBER OF SHARES                               886,146                  904,949
 OUTSTANDING PLUS DILUTIVE OPTIONS FOR                       ==========               ==========
 DILUTIVE EARNINGS PER SHARE

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
-------------------------------------------------------
SIX MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998
--------------------------------------------------------

                                                                                          November 30,             November 30,
                                                                                              1999                     1998
                                                                                          ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                                $  35,302                $ 159,944
                                                                                           ---------                ---------
  Adjustments to reconcile net income to net cash used for operating activities:
    Depreciation and amortization                                                            134,300                  155,874
    Deferred income taxes                                                                      5,000                   79,900
    Increase in accounts receivable                                                         (249,945)                (357,981)
    Increase in prepaid expenses                                                             (33,416)                 (58,067)
    Increase in inventories                                                                  (10,499)                (167,935)
    (Increase) decrease in other assets                                                      (36,000)                  38,148
    Decrease in accounts payable and accrued expenses                                       (171,142)                (177,788)
    Common stock gifted to employees                                                           9,392
    Decrease in income taxes payable                                                         (24,281)                  (4,800)
                                                                                           ---------                ---------
      Total Adjustments                                                                     (376,591)                (492,649)
                                                                                           ---------                ---------
NET CASH USED FOR OPERATING ACTIVITIES                                                      (341,289)                (332,705)
                                                                                           ---------                ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                                       (164,847)                 (96,915)
                                                                                           ---------                ---------
NET CASH USED FOR INVESTING ACTIVITIES                                                      (164,847)                 (96,915)
                                                                                           ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds under line-of-credit agreement                                                 556,742                  509,362
 Net proceeds from exercise of stock options                                                   5,526                       81
 Dividends paid                                                                              (17,363)
 Principal payments under capital lease obligations                                          (37,214)                 (78,489)
                                                                                           ---------                ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    507,691                  430,954
                                                                                           ---------                ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      1,555                    1,334
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              68,768                   65,730
                                                                                           ---------                ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  70,323                $  67,064
                                                                                           =========                =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                                                 $  26,036                $  24,538
                                                                                           =========                =========
  Income taxes                                                                             $  57,600                $  31,500
                                                                                           =========                =========
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

 Treasury stock received for payment of loans to officer                                   $  32,906                $  14,344
                                                                                           =========                =========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Interim Financial Statements
----------------------------

In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts have been included. The results of operations for the quarter and the six month period are not necessarily indicative of results for the year.

Inventories
-----------

Inventories are stated at the lower of cost or market using the average cost method.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------

In this second quarter of fiscal year 2000, BIOQUAL (hereinafter, "the Company" or "BIOQUAL") realized net income of $24,300. Net income for the first six months of fiscal year 2000 totaled $35,302.

On December 31, 1999, Diagnon Corporation ("Diagnon") changed its name to BIOQUAL, Inc. The name change was effected as a result of the merger of Diagnon and its wholly owned subsidiary, BIOQUAL, Inc., with Diagnon being the surviving corporation. In the merger however, Diagnon adopted the name BIOQUAL, Inc., as the name of the surviving entity. The business and operations of BIOQUAL, Inc. will be the same as the consolidated business and operations of Diagnon together with its wholly owned subsidiaries prior to the merger.

On September 22, 1999, the Company paid a cash dividend of $0.02 a share for shareholders of record as of September 7, 1999. This was the first dividend declared by the Company.

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

On September 27, 1999 the National Cancer Institute (NCI) extended the contract "Development of New Methods and Strategies for Diagnosis, Treatment and Prevention of Invasive Fungal Infection in Patients with Cancer and HIV Infection" for one year to September 30, 2000. The funding for this extension totaled $86,227.

On October 25, 1999, at the Bluegrass Equine Critical Care Symposium in Lexington, Kentucky, the Company introduced its newest equine product Eqstend (partially purified equine albumin). Albumin is the main protein, of three blood plasma proteins, which is important in regulating blood volume and in transportation of elements within the blood stream. Eqstend is a natural product for use in horses following blood loss, dehydration, diarrhea, and several other protein deficit disorders. The primary users of Eqstend will be large animal surgical hospitals and critical care units.

On December 27, 1999 BIOQUAL won a renewal competition and began work on the National Institute of Allergy and Infectious Diseases contract "Care and Housing of Hepatitis Research Animals". This seven-year contract totals $13,634,742.

Year 2000
---------

The Company performed an internal assessment of the scope of the Year 2000 computer systems and software problems and its potential effect on the operation of the Company. The Company continues to monitor its information and non-information systems for signs of malfunction due to the Year 2000 computer problem. The Company has not encountered any delays of service or non-service from its major suppliers of products and services, however there can be no assurance that the Company will not be affected by another company's Year 2000 non-compliance. The Company spent approximately $20,000 in fiscal year 1999 and approximately $20,000 to date in fiscal year 2000 to replace non-compliant computers and software. The Company anticipates spending an additional $5,000 in fiscal year 2000 upgrading Year 2000 non-compliant productivity software.
Any costs incurred in connection with Year 2000 compliance are expensed as incurred. It is the opinion of management that the Year 2000 computer problem will not have a material effect on the Company's operation. However, the Company continues to monitor the status of its largest customer, the National Institutes of Health (NIH), regarding Year 2000 compliance. The NIH states that all of its mission critical systems and 98% of its non-mission critical systems are currently compliant. However, if the NIH does experience Year 2000 related problems, the Company's financial condition may be adversely affected until such time that the NIH's non-compliant contingency plan is initiated.

Not all instances of date failure can be anticipated or controlled. In planning for the most reasonably likely worst-case scenario, (e.g. NIH systems being non-compliant after January 1, 2000), or in cases in which, despite our efforts, failures occur, we have developed a contingency plan. The contingency plan includes the stockpiling of critical materials necessary to maintain operations.

Results of Operations
---------------------

Three Months Comparison
-----------------------

For the three months of operations ended November 30, 1999 (the Company's second quarter in fiscal year 2000), contract revenues increased by 11.1% or $295,984 compared to the second quarter of fiscal year 1999. This increase was due to increased government contract activity including two one-time purchases totaling approximately $210,000. However, the increase is not as large as anticipated due to a decrease in the number of commercial contracts compared to the second quarter of fiscal year 1999, the expiration of a major contract on November 8, 1998, and the recording of a reserve for a $50,000 cost overrun, due to indirect cost variances, on a contract that ended on December 27, 1999 (this amount is less than 1% of the total contract value). Product sales increased to $8,139 compared to $2,960 in fiscal year 1999. Contract operating expenses increased 20.9% or $411,011 compared to the second quarter of fiscal year 1999 primarily due to increased government contract activity (including the two one-time purchases totaling approximately $210,000 mentioned above), an increase in overhead expenses supporting the equine production facility of approximately $60,000 compared to the second quarter in fiscal year 1999, offset by the decrease in commercial contracts. Cost of goods sold increased to $8,891 from $4,317 in the second quarter of fiscal year 1999. This increase was primarily due to the increase in units sold during this fiscal year plus the expensing of 19 free sample doses of Eqstend. Research and development (R&D) expenses increased to $46,950 compared to $44,935 in the second quarter of fiscal year 1999. This increase is primarily due to costs associated with the development of the high throughput assay system previously mentioned. General and administrative expenses increased 1.4% compared to the second quarter of fiscal year 1999 primarily due to inflationary increases in several items of expense offset by a decrease in legal expenses during this quarter compared to fiscal year 1999. Total operating expenses increased 17.0% due to the above.

Operating income decreased to $48,282 compared to $171,508 in the prior year. The decrease is primarily due to several factors: 1) the increase in contract expenses without a comparative increase in related contract revenues resulting in a decrease in the gross margin percentage on contracts this fiscal year, 2) the increase in overhead expenses supporting the equine production facility of approximately $60,000, and 3) the reserve for a $50,000 cost overrun, due to indirect cost variances, on a contract that ended on December 27, 1999.

For this quarter, the Company had interest expense of $14,789 compared to interest expense of $11,861 in the prior year.

The Company provided for taxes, primarily state income tax, which is estimated at $10,000. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 29,502 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on November 30, 1999 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares. Options to purchase 59,845 shares of common stock at prices ranging from $1.70 per share to $3.375 per share were outstanding at November 30, 1998 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares.

Six Month Comparison
--------------------

For the six months of operations ended November 30, 1999, contract revenues increased by 5.9% or $318,809 compared to the first six months of fiscal year 1999. This increase was due to increased government contract activity including two one-time purchases totaling approximately $210,000. However, the increase is not as large as anticipated due to a decrease in the number of commercial contracts compared to the first six months of fiscal year 1999, the end of a major contract on November 8, 1998, the fiscal year 1999 funding of a $34,976 indirect rate variance cost overrun of a contract that expired in fiscal year 1995 (the contract was administratively closed out on September 30, 1998), and a reserve for a $50,000 cost overrun, due to indirect cost variances, on a contract that expired on December 27, 1999. Product sales increased to $39,510 compared to $7,078 in fiscal year 1999. Contract operating expenses increased 11.7% or $476,898 compared to the first six months of fiscal year 1999 primarily due to increased government contract activity (including the two one-time purchases totaling approximately $210,000 mentioned above), an increase in overhead expenses supporting the equine production facility of approximately $60,000 compared to the first six months in fiscal year 1999, offset by the decrease in commercial contracts. Cost of goods sold increased to $36,040 from $9,390 in the first six months of fiscal year 1999. This increase was primarily due to the increase in units sold during this fiscal year and the expensing of 19 free doses of Eqstend. Research and development (R&D) expenses increased to $100,871 compared to $86,207 in the first six months of fiscal year 1999. This increase is primarily due to costs associated with the development of the high throughput assay system previously mentioned. General and administrative expenses increased 4.1% compared to the first six months of fiscal year 1999 primarily due to inflationary increases in several items of expense offset by a decrease in legal expenses during this year compared to fiscal year 1999. Total operating expenses increased 10.9% due to the above.

Operating income decreased to $85,289 compared to $290,307 in the prior year. The decrease is primarily due to several factors: 1) the increase in contract expenses without a comparative increase in related contract revenues resulting in a decrease in the gross margin percentage on contracts this fiscal year, 2) the increase in R&D expenses 3) the increase in overhead expenses supporting the equine production facility of approximately $60,000, 4) the reserve for a $50,000 cost overrun, due to indirect cost variances, on a contract that ended on December 27, 1999 and 5) $34,976 increased funding to cover an indirect cost overrun for an expired contract during the previous fiscal year as mentioned above.

For the six months of this fiscal year, the Company had interest expense of $27,607 compared to interest expense of $25,404 in the prior year.

The Company provided for taxes, primarily state income tax, which is estimated at $19,000. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS) - For the six month comparison, options to purchase 29,502 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on November 30, 1999 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares. Options to purchase 59,845 shares of common stock at prices ranging from $1.70 per share to $3.375 per share were outstanding at November 30, 1998 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in cash and cash equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Total assets increased $324,056. This amount was primarily attributable to an increase in accounts receivable of $249,945 consisting mainly of 1) an increase of $284,405 in trade accounts receivable reflecting a slower collection rate compared to the previous fiscal year end, 2) a $36,786 decrease in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $21,158 decrease in reimbursable indirect rate variances for the current fiscal year, a $194,290 accrual of current period unbilled direct costs to be billed during the third quarter of fiscal year 2000 offset by a $172,949 decrease in prior year unbilled direct costs that were billed in June 1999, the recording of $13,031 unbilled contract fee retention to be billed at the completion of the respective contracts, and a $50,000 reserve for a cost overrun, due to indirect rate variances from prior years, on a contract that expired on December 27, 1999, and 3) a $2,326 increase in other accounts receivable. Other noncurrent assets increased $36,000 representing deposits on a nonhuman primate housing unit order. Prepaid expenses increased $33,416 primarily due to the prepayment of business liability and life insurance premiums. Fixed assets, net of accumulated depreciation and amortization increased $30,547 reflecting fixed asset purchases of $164,847 (mainly lab equipment and facility improvements) offset by depreciation and amortization of $134,300. Inventories increased by $10,499.

The increase above is partially offset by 1) a decrease in loans to officers of $32,906 due to payments made during the first six months of this fiscal year, 2) deferred income taxes decreased by $5,000 primarily as a result of utilizing a portion of the federal income tax loss carryforward. The balance of the increase was due to other miscellaneous factors.

Liabilities

In the first six months of operations, total liabilities increased $324,105 as compared to May 31, 1999. This increase is primarily attributable to 1) an increase to borrowings under line-of-credit of $556,742 reflecting the slow collection of trade accounts receivable and the payment of accrued bonuses from the previous fiscal year, and 2) an increase in other accrued liabilities of $25,853 primarily due to the accrual of a subcontractor invoice.

The above increase is partially offset by a decrease in accrued compensation and related costs of $138,388 reflecting the payment of accrued bonuses from fiscal year 1999 during the first quarter of this fiscal year, 2) payments totaling $37,214 on capital leases reducing long-term debt, 3) a decrease in accrued income taxes of $24,281, and 4) a decrease in accounts payable of $58,607. The balance of the increase was due to other miscellaneous factors.

Stockholders' Equity

During the second quarter the company paid a cash dividend totaling $17,363 to shareholders of record as of September 7, 1999.

The Company believes it has sufficient cash and financing sources to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

Forward Looking Information

Statements herein that are not descriptions of historical facts are forward-looking and subject to risk and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors including those set forth in BIOQUAL's Securities and Exchange Commission filings under "Risk Factors", including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties' future capital needs; and risks relating to the commercialization, if any, of BIOQUAL's proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting  - October 20, 1999

Election of Directors

  Four directors were elected:

                                  For       Withheld
                                -------     --------
  J. Thomas August, M.D.        747,029        782
  Charles C. Francisco          747,029        782
  Charles F. Gauvin             747,029        782
  John C. Landon, Ph.D.         747,029        782

There were no other directors whose term of office as a director continued after the meeting.

Other Matters Voted Upon at the Meeting

  Proposal 2   To approve the appointment of Deloitte & Touche LLP as
  ----------   independent public accountants for the Company.

  Affirmative Votes             746,914
  Negative Votes                     83
  Abstain                           814

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BIOQUAL, Inc.


DATE  January 13, 2000           /s/ John C. Landon
     --------------------        --------------------------------
                                 Chairman of the Board,
                                 President and Chief Executive
                                 Officer


DATE  January 13, 2000           /s/ Michael P. O'Flaherty
     --------------------        --------------------------------
                                 Chief Operating Officer and
                                 Secretary


DATE  January 13, 2000           /s/ David A. Newcomer
     --------------------        --------------------------------
                                 Chief Financial Officer