Form 10QSB
period 2000-02-29
BIOQUAL INC
filed 2000-04-14
CIK 719711

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2000
                                    -----------------

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
                            SECURITIES EXCHANGE ACT

     For the transition period from ____________ TO ____________

           Commission file number 1-13527
                                  -------


                                 BIOQUAL, INC.
                                 -------------

       (Exact name of small business issuer as specified in its charter)

      State of Delaware                                  13-3078199
      -----------------                                  ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

9600 Medical Center Drive, Rockville, Maryland             20850
--------------------------------------------------------------------------
(Address of principal executive office)                  (Zip Code)

Issuer's telephone number, including area code (301) 251-2801


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  X     No
            ---       ---

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes       No  X
                                                    ---      ---

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 878,256 shares outstanding as of April 7, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                                 BIOQUAL, Inc.
                                 -------------


                                     INDEX
                                     -----

Part I.  Financial Information                                  Page
------------------------------                                  ----

 Item 1.  Financial Statements.

     Consolidated Balance Sheets, May 31, 1999 and
      February 29, 2000  (Unaudited) . . . . . . . . . . . . . .  2

     Unaudited Consolidated Statements of Operations for
      the Three Months Ended February 29, 2000 and
      February 28, 1999  . . . . . . . . . . . . . . . . . . . .  3

     Unaudited Consolidated Statements of Operations for
      the Nine Months Ended February 29, 2000 and
      February 28, 1999  . . . . . . . . . . . . . . . . . . . .  4

     Unaudited Consolidated Statements of Cash Flows
      for the Nine Months Ended February 29, 2000 and
      February 28, 1999  . . . . . . . . . . . . . . . . . . . .  5

     Notes to Financial Statements . . . . . . . . . . . . . . .  6

 Item 2.  Management's Discussion and Analysis   . . . . . . . .  6

Part II.  Other Information
---------------------------

 Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . 11

BIOQUAL INC. AND SUBSIDIARY
---------------------------
CONSOLIDATED BALANCE SHEETS, MAY 31, 1999 AND FEBRUARY 29, 2000 (UNAUDITED)
---------------------------------------------------------------------------

ASSETS                                                                                             FEBRUARY 29, 2000    MAY 31, 1999
------                                                                                             -----------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                                                                              $    71,185     $    68,768
Accounts receivable:
  Trade                                                                                                  1,284,530         966,354
  Unbilled - current                                                                                       241,353         262,774
  Other                                                                                                     19,109          26,867
Prepaid expenses                                                                                            99,057          91,522
Inventories                                                                                                256,790         287,596
Loans to officers                                                                                                           32,906
Deferred income taxes - current                                                                             68,300          77,300
                                                                                                       -----------     -----------
Total current assets                                                                                     2,040,324       1,814,087
                                                                                                       -----------     -----------
FIXED ASSETS:
Leasehold improvements                                                                                     939,108         832,264
Furniture, fixtures and equipment                                                                        3,550,269       3,289,879
                                                                                                       -----------     -----------
Total                                                                                                    4,489,377       4,122,143
Less accumulated depreciation and amortization                                                           2,872,215       2,649,058
                                                                                                       -----------     -----------
Fixed assets, net                                                                                        1,617,162       1,473,085
                                                                                                       -----------     -----------
DEFERRED INCOME TAXES - NONCURRENT                                                                         600,400         600,400
UNBILLED ACCOUNTS RECEIVABLE - NONCURRENT                                                                  393,151         493,512
OTHER NONCURRENT ASSETS                                                                                    242,650         242,650
                                                                                                       -----------     -----------
TOTAL                                                                                                  $ 4,893,687     $ 4,623,734
                                                                                                       ===========     ===========
LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                                                                        $   825,129     $   275,282
Current maturities of long-term debt                                                                        66,093          66,093
Accounts payable                                                                                           193,176         215,956
Accrued compensation and related costs                                                                     286,622         474,597
Accrued income taxes                                                                                                        24,281
Other accrued liabilities                                                                                    8,164          15,178
                                                                                                       -----------     -----------
Total current liabilities                                                                                1,379,184       1,071,387
LONG-TERM DEBT                                                                                               4,658          56,211
                                                                                                       -----------     -----------
Total liabilities                                                                                        1,383,842       1,127,598
                                                                                                       -----------     -----------
STOCKHOLDERS' EQUITY
--------------------
Convertible preferred stock - par value of $1.00 per share, 500,000 shares authorized; no shares issued and outstanding
Common stock - par value of $.01 per share; 25,000,000 shares authorized; 1,600,408 shares                  16,004          16,004
 issued; February 29, 2000, 877,256 shares, May 31, 1999, 872,672 shares outstanding
Additional paid-in capital                                                                               7,475,035       7,475,035
Accumulated deficit                                                                                     (3,281,927)     (3,310,022)
                                                                                                       -----------     -----------
Total                                                                                                    4,209,112       4,181,017
Less - treasury stock February 29, 2000, 723,152 shares, May 31, 1999, 727,736 shares, at cost            (699,267)       (684,881)
                                                                                                       -----------     -----------
Total stockholders' equity                                                                               3,509,845       3,496,136
                                                                                                       -----------     -----------
TOTAL                                                                                                  $ 4,893,687     $ 4,623,734
                                                                                                       ===========     ===========

See notes to financial statements.

BIOQUAL, INC.AND SUBSIDIARY
---------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
-------------------------------------------------------
THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
----------------------------------------------------------

                                                             FEBRUARY 29,             FEBRUARY 28,
                                                                2000                     1999
                                                             ------------             ------------
REVENUES AND SALES:
  Contract revenues                                          $2,867,429               $2,649,698
  Product sales                                                  55,299                   35,897
                                                             ----------               ----------
  Total Revenues and Sales                                    2,922,728                2,685,595
                                                             ----------               ----------

OPERATING EXPENSES:
  Contract                                                    2,272,950                2,102,682
  Cost of goods sold                                             40,892                   27,253
  Research and development                                       33,947                   54,749
  General and administrative                                    544,550                  462,570
                                                             ----------               ----------

  Total                                                       2,892,339                2,647,254
                                                             ----------               ----------

OPERATING INCOME                                                 30,389                   38,341

INTEREST INCOME                                                   1,151                    1,147
INTEREST EXPENSE                                                (14,387)                 (16,067)
                                                             ----------               ----------

INCOME BEFORE INCOME TAX                                         17,153                   23,421

PROVISION FOR INCOME TAX                                          7,000                    9,400
                                                             ----------               ----------

NET INCOME                                                   $   10,153               $   14,021
                                                             ==========               ==========

BASIC EARNINGS PER SHARE                                     $     0.01               $     0.02
                                                             ==========               ==========
DILUTED EARNINGS PER SHARE                                   $     0.01               $     0.02
                                                             ==========               ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING FOR BASIC EARNINGS PER SHARE                       872,083                  887,739
EFFECT OF DILUTIVE SECURITIES - OPTIONS                           9,381                   16,225
                                                             ----------               ----------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING PLUS DILUTIVE OPTIONS FOR
 DILUTIVE EARNINGS PER SHARE                                    881,464                  903,964
                                                             ==========               ==========

See notes to financial statements.

BIOQUAL, INC.AND SUBSIDIARY
---------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
-------------------------------------------------------
NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
---------------------------------------------------------

                                                             FEBRUARY 29,             FEBRUARY 28,
                                                                2000                     1999
                                                             ------------             ------------
REVENUES AND SALES:
  Contract revenues                                          $8,564,407               $8,027,867
  Product sales                                                  94,809                   42,975
                                                             ----------               ----------
  Total Revenues and Sales                                    8,659,216                8,070,842
                                                             ----------               ----------

OPERATING EXPENSES:
  Contract                                                    6,814,748                6,167,582
  Cost of goods sold                                             76,932                   36,643
  Research and development                                      134,818                  140,956
  General and administrative                                  1,517,040                1,397,013
                                                             ----------               ----------

  Total                                                       8,543,538                7,742,194
                                                             ----------               ----------

OPERATING INCOME                                                115,678                  328,648

INTEREST INCOME                                                   2,771                    2,788
INTEREST EXPENSE                                                (41,994)                 (41,471)
                                                             ----------               ----------

INCOME BEFORE INCOME TAX                                         76,455                  289,965

PROVISION FOR INCOME TAX                                         31,000                  116,000
                                                             ----------               ----------

NET INCOME                                                   $   45,455               $  173,965
                                                             ==========               ==========

BASIC EARNINGS PER SHARE                                          $0.05                    $0.19
                                                             ==========               ==========
DILUTED EARNINGS PER SHARE                                        $0.05                    $0.19
                                                             ==========               ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING FOR BASIC EARNINGS PER SHARE                       870,624                  894,714
EFFECT OF DILUTIVE SECURITIES - OPTIONS                           9,381                   16,225
                                                             ----------               ----------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING PLUS DILUTIVE OPTIONS FOR
 DILUTIVE EARNINGS PER SHARE                                    880,005                  910,939
                                                             ==========               ==========

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
-------------------------------------------------------
NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
---------------------------------------------------------

                                                                                                  February 29,       February 28,
                                                                                                     2000               1999
                                                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                                        $  45,455          $ 173,965
                                                                                                   ---------          ---------
  Adjustments to reconcile net income to net cash
     used for operating activities:
    Depreciation and amortization                                                                    223,157            235,877
    Deferred income taxes                                                                              9,000             82,400
    Increase in accounts receivable                                                                 (188,636)          (791,217)
    Increase in prepaid expenses                                                                      (7,535)           (37,779)
    Decrease (increase) in inventories                                                                30,806           (219,765)
    Decrease in other assets                                                                                             38,148
    Decrease in accounts payable and accrued expenses                                               (217,769)           (85,891)
    Common stock gifted to employees                                                                   9,392
    Decrease in income taxes payable                                                                 (24,281)            (6,376)
                                                                                                   ---------          ---------
      Total Adjustments                                                                             (165,866)          (784,603)
                                                                                                   ---------          ---------
NET CASH USED FOR OPERATING ACTIVITIES                                                              (120,411)          (610,638)
                                                                                                   ---------          ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                                               (367,234)          (183,031)
                                                                                                   ---------          ---------
NET CASH USED FOR INVESTING ACTIVITIES                                                              (367,234)          (183,031)
                                                                                                   ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds under line-of-credit agreement                                                         549,847            909,914
 Net proceeds from exercise of stock options                                                           9,131                 81
 Dividends paid                                                                                      (17,363)
 Principal payments under capital lease obligations                                                  (51,553)          (113,990)
                                                                                                   ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            490,062            796,005
                                                                                                   ---------          ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              2,417              2,336
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      68,768             65,730
                                                                                                   ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $  71,185          $  68,066
                                                                                                   =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                                                         $  40,857          $  39,543
                                                                                                   =========          =========
  Income taxes                                                                                     $  58,725          $  39,976
                                                                                                   =========          =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

 Treasury stock received for payment of loans to officer                                           $  32,906          $  35,719
                                                                                                   =========          =========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Interim Financial Statements
----------------------------

In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of such amounts have been included. The results of operations for the quarter and the nine month period are not necessarily indicative of results for the year.

Inventories
-----------

Inventories are stated at the lower of cost or market using the average cost method.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------

In this third quarter of fiscal year 2000, BIOQUAL (hereinafter, "the Company" or "BIOQUAL") realized net income of $10,153. Net income for the first nine months of fiscal year 2000 totaled $45,455.

On December 31, 1999, Diagnon Corporation ("Diagnon") changed its name to BIOQUAL, Inc. The name change was effected as a result of the merger of Diagnon and its wholly owned subsidiary, BIOQUAL, Inc., with Diagnon being the surviving corporation. In the merger Diagnon adopted the name BIOQUAL, Inc. as the name of the surviving entity. The business and operations of BIOQUAL, Inc. will be the same as the consolidated business and operations of Diagnon together with its wholly owned subsidiaries prior to the merger.

During the third quarter the following developments occurred:

  . On December 28, 1999, BIOQUAL renewed its contract to support hepatitis researchers at the National Institute of Allergy and Infectious Diseases (NIAID). The contract entitled "Care and Housing of Hepatitis Research Animals" totals $13,634,742 and extends for seven years to December 2006.

  . On January 28, 2000, BIOQUAL renewed its contract to support AIDS researchers at the NIAID. The contract entitled "Care and Housing of AIDS Research Animals" totals $10,798,411 and extends for seven years to January 2007.

  . On February 29, 2000, the Company renewed its contract to support infectious disease researchers at the NIAID. The contract entitled "Facility for Animals Used in Infectious Disease Research" totals $6,298,647 and extends for seven years to February 2007.

Subsequent to the end of the quarter the following developments occurred:

  . On March 2, 2000, the Company was awarded a $99,153 Phase I grant from the National Institutes of Health as part of its Small Business Innovation Research (SBIR) program. The six month grant is to identify and characterize DNA sequence variation in chimpanzees at four genes that contain mutations implicated in the pathogenesis of Alzheimer's Disease.

  . The NIAID contract, "MAO/Evaluation of AIDS Vaccines in Non-Human Primates" expired on March 31, 2000. This contract accounts for approximately 1% of the Company's projected revenues for fiscal year 2000. The expiration of this contract will have minimal effect on the Company's revenues and operating capital.

Year 2000
---------

The Company performed an internal assessment of the scope of the Year 2000 computer systems and software problems and its potential effect on the operation of the Company. The Company continues to monitor its information and non-information systems for signs of malfunction due to the Year 2000 computer problem. The Company has not encountered any delays of service or non-service from its major suppliers of products and services, however there can be no assurance that the Company will not be affected by another company's Year 2000 non-compliance. The Company spent approximately $20,000 in fiscal year 1999 and approximately $23,000 to date in fiscal year 2000 to replace non-compliant computers and software. Any costs incurred in connection with Year 2000 compliance were expensed as incurred. It is the opinion of management that the Year 2000 computer problem will not have a material effect on the Company's operation. However, the Company continues to monitor the status of its largest customer, the National Institutes of Health (NIH), regarding Year 2000 compliance. The NIH states that all of its mission critical systems and 98% of its non-mission critical systems are currently compliant. However, if the NIH does experience Year 2000 related problems, the Company's financial condition may be adversely affected until such time that the NIH's non-compliant contingency plan is initiated.

Not all instances of date failure can be anticipated or controlled. In planning for the most reasonably likely worst-case scenario, (e.g. NIH systems being non-compliant after January 1, 2000), or in cases which, despite our efforts, failures occur, we have developed a contingency plan. The contingency plan includes the stockpiling of critical materials necessary to maintain operations.

Results of Operations
---------------------

Three Months Comparison
-----------------------

For the three months of operations ended February 29, 2000 (the Company's third quarter in fiscal year 2000), contract revenues increased by 8.2% or $217,731 to $2,867,429 compared to $2,649,698 in the third quarter of fiscal year 1999.
This increase was due to increased government contract activity including approximately $69,000 in costs incurred related to a toxicity study which began this quarter. However, the increase is not as large as anticipated due to a decrease in the number of commercial contracts compared to the third quarter of fiscal year 1999 and the expiration of a major contract on November 8, 1998. Product sales increased to $55,299 for the quarter ended February 29, 2000 compared to $35,897 for the same quarter in fiscal year 1999.

Contract operating expenses increased 8.1% or $170,268 compared to the third quarter of fiscal year 1999 primarily due to increased government contract activity (including the $69,000 in costs incurred related to a toxicity study as mentioned above), an increase in overhead expenses supporting the equine production facility of approximately $35,000 compared to the third quarter in fiscal year 1999, offset by the decrease in commercial contracts. Cost of goods sold increased to $40,892 from $27,253 in the third quarter of fiscal year 1999. This increase was primarily due to the increase in units sold during this fiscal year. Research and development (R&D) expenses decreased to $33,947 compared to $54,749 in the third quarter of fiscal year 1999. This decrease is primarily due to the temporary reassignment of R&D staff to prepare Small Business Innovative Research (SBIR) grant proposals to possibly provide additional funding for the research associated with the high throughput assay system currently being developed by the Company's Department of Discovery Research. General and administrative expenses increased 17.7% compared to the third quarter of fiscal year 1999 primarily due to inflationary increases in several items of expense plus the increased costs associated with the preparation of the SBIR grant proposals this quarter compared to fiscal year 1999. Total operating expenses increased 9.3% due to the above.

Operating income decreased to $30,389 for the third quarter of fiscal year 2000 compared to $38,341 in the same quarter in the prior year. The decrease is primarily due to the following factors: 1) the increase in contract expenses without a comparative increase in related contract revenues resulting in a decrease in the gross margin percentage on contracts this fiscal year, 2) the increase in overhead expenses supporting the equine production facility of approximately $35,000, offset by 3) the increase in government contract activity.

For this quarter, the Company had interest expense of $14,387 compared to interest expense of $16,067 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $4,000 for the three months ended February 29, 2000. The Company made a provision for state income tax which is estimated at $3,000. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 29,502 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on February 29, 2000 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares. Options to purchase 59,345 shares of common stock at prices ranging from $1.80 per share to $3.375 per share were outstanding on February 28, 1999 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares.

Nine Month Comparison
---------------------

For the nine months of operations ended February 29, 2000, contract revenues increased by 6.7% or $536,540 to $8,564,407 compared to $8,027,867 for the first nine months of fiscal year 1999. This increase was due to increased government contract activity including two one-time purchases totaling approximately $210,000 during the second quarter of this fiscal year and $69,000 in costs incurred related to a toxicity study which began during the third quarter of this fiscal year. However, the increase is not as large as anticipated due to a decrease in the number of commercial contracts compared to the first nine months of fiscal year 1999, the end of a major contract on November 8, 1998, the fiscal year 1999 funding of a $34,976 indirect rate variance cost overrun of a contract that expired in fiscal year 1995 (the contract was administratively closed out on September 30, 1998), and a fiscal year 2000 reserve for a $50,000 cost overrun, due to indirect cost variances, on a contract that expired on December 27, 1999. Product sales increased to $94,809 for the nine month period ending February 29, 2000 compared to $42,975 for the same period in fiscal year 1999. Contract operating expenses increased 10.5% or $647,166 compared to the first nine months of fiscal year 1999 primarily due to increased government contract activity (including the two one-time purchases totaling approximately $210,000 and the $69,000 toxicity study mentioned above), an increase in overhead expenses supporting the equine production facility of approximately $95,000 compared to the first nine months in fiscal year 1999, offset by the decrease in commercial contracts. Cost of goods sold increased to $76,932 from $36,643 in the first nine months of fiscal year 1999. This increase was primarily due to the increase in units sold during this fiscal year and the expensing of 22 free doses of Eqstend. Research and development (R&D) expenses decreased to $134,818 compared to $140,956 in the first nine months of fiscal year 1999. This decrease is primarily due to the temporary reassignment of R&D staff (during the third quarter of fiscal year 2000) to prepare Small Business Innovative Research (SBIR) grant proposals to possibly provide additional funding for the research associated with the high throughput assay system currently being developed by the Company's Department of Discovery Research as previously mentioned. General and administrative expenses increased 8.6% compared to the first nine months of fiscal year 1999 primarily due to inflationary increases in several items of expense plus the increased costs associated with the preparation of the SBIR grant proposals during the third quarter of fiscal year 2000 compared to fiscal year 1999, offset by a decrease in legal expenses during this year compared to fiscal year 1999. Total operating expenses increased 10.4% due to the above.

Operating income decreased to $115,678 for the nine month period ending February 29, 2000 compared to $328,648 for the same period in the prior year. The decrease is primarily due to several factors: 1) the increase in contract expenses without a comparative increase in related contract revenues resulting in a decrease in the gross margin percentage on contracts this fiscal year, 2) the increase in overhead expenses supporting the equine production facility of approximately $95,000, 3) the reserve for a $50,000 cost overrun, due to indirect cost variances, on a contract that ended on December 27, 1999 and 4) $34,976 increased funding to cover an indirect cost overrun for an expired contract during the previous fiscal year as mentioned above.

For the nine months of this fiscal year, the Company had interest expense of $41,994 compared to interest expense of $41,471 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $9,000 for the nine months ended February 29, 2000. The Company made a provision for state income tax which is estimated at $22,000. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS) - For the nine month comparison, options to purchase 29,502 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on February 29, 2000 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares. Options to purchase 59,345 shares of common stock at prices ranging from $1.80 per share to $3.375 per share were outstanding on February 28, 1999 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in cash and cash equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Total assets increased $269,953 from $4,623,734 at May 31, 1999 to $4,893,687 at February 29, 2000. This amount was primarily attributable to an increase in accounts receivable of $188,636 consisting mainly of 1) an increase of $318,176 in trade accounts receivable reflecting a slower collection rate compared to the previous fiscal year end, 2) a $121,782 net decrease in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $1,427 increase in reimbursable indirect rate variances for the current fiscal year, a net $92,976 decrease in month end accrued sales on accrued direct labor comparing the current period and the accrual at the end of fiscal year 1999, the recording of $19,767 unbilled contract fee retention to be billed at the completion of the respective contracts, and a $50,000 reserve for a cost overrun, due to indirect rate variances from prior years, on a contract that expired on December 27, 1999, and
3) a $7,758 decrease in other accounts receivable. Prepaid expenses increased $7,535 primarily due to the prepayment of life insurance premiums. Fixed assets, net of accumulated depreciation and amortization increased $144,077 reflecting fixed asset purchases of $367,234 (mainly nonhuman primate enclosures, lab equipment, and facility improvements) offset by depreciation and amortization of $223,157.

The above increase is partially offset by 1) a decrease in loans to officers of $32,906 due to payments made during the this fiscal year, 2) a deferred income tax decrease of $9,000 primarily as a result of utilizing a portion of the federal income tax loss carryforward, and 3) a $30,806 decrease to inventories. The balance of the increase was due to other miscellaneous factors.

Liabilities

In the first nine months of operations, total liabilities increased $256,244 from $1,127,598 at May 31, 1999 to $1,383,842 at February 29, 2000. This
increase is primarily attributable to an increase to borrowings under line-of-credit of $549,847 reflecting the slow collection of trade accounts receivable and the payment of accrued bonuses from the previous fiscal year.

The above increase is partially offset by 1) a decrease in accrued compensation and related costs of $187,975 reflecting the payment of accrued bonuses from fiscal year 1999 during the first quarter of this fiscal year and a shorter accrual period at the end of the quarter compared to the prior fiscal year end.
2) payments totaling $51,553 on capital leases reducing long-term debt, 3) a decrease in accrued income taxes of $24,281, 4) a decrease in accounts payable of $22,780, and 5) a decrease in other accrued liabilities of $7,014. The balance of the increase was due to other miscellaneous factors.

Stockholders' Equity

During the second quarter the company paid a cash dividend totaling $17,363 to shareholders of record as of September 7, 1999.

Capital Resources

The Company believes it has sufficient cash and financing sources to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

Forward Looking Information

Statements herein that are not descriptions of historical facts are forward looking and subject to risk and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors including those set forth in BIOQUAL's Securities and Exchange Commission filings under "Risk Factors", including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties' future capital needs; and risks relating to the commercialization, if any, of BIOQUAL's proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).

Item 4.  EXHIBITS

  Exhibits filed
  --------------

  (10) Government Contracts.
       --------------------

       1. Title:        Care and Housing of Hepatitis Research Animals.
          Institute:    National Institute of Allergy and Infectious Diseases
          Dates Funded: 12/28/99 - 12/27/06

       2. Title:        Care and Housing of AIDS Research Animals.
          Institute:    National Institute of Allergy and Infectious Diseases
          Dates Funded: 2/1/00 - 1/31/07

       3. Title:        Facility for Animals Used in Infectious Disease
                        Research.
          Institute:    National Institute of Allergy and Infectious Diseases
          Dates Funded: 3/1/00 - 2/28/07

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BIOQUAL, Inc.



DATE  April 13, 2000             /s/ John C. Landon
      --------------------       --------------------------------
                                 Chairman of the Board,
                                 President and Chief Executive
                                 Officer



DATE  April 13, 2000             /s/ Michael P. O'Flaherty
      --------------------       --------------------------------
                                 Chief Operating Officer and
                                 Secretary



DATE  April 13, 2000             /s/ David A. Newcomer
      --------------------       --------------------------------
                                 Chief Financial Officer