Form 10KSB
period 2000-05-31
BIOQUAL INC
filed 2000-08-29
CIK 719711

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 2000

                      Commission file number      0-13527
                                                  -------

                                 BIOQUAL, INC.
                                 -------------

      State of Delaware                                       13-3078199
      -----------------                                       ----------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

9600 Medical Center Drive, Rockville, Maryland                      20850
----------------------------------------------                      -----
   (Address of principal executive office)                        (Zip Code)

Issuer's telephone number, including area code              (301) 251-2801
                                                            --------------

Securities registered under Section 12(b) of the Exchange Act:
                                                    Name of each exchange on
         Title of class                                  which registered

Common Shares $.01 Par Value                           Chicago Stock Exchange
----------------------------                           ----------------------

        Securities registered under Section 12(g) of the Exchange Act:
                                  None
                                  ----
                             Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirement for the past 90 days. Yes X No __
                                                                       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The issuer's revenues for the fiscal year ended May 31, 2000 were $11,663,632

The aggregate market value of voting stock held by non-affiliates, valued using the average closing bid-and-ask prices at July 27, 2000 is $1,693,179.

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 880,091 shares outstanding as of July 27, 2000.

Documents Incorporated by Reference: Parts III and IV -Exhibits to Registration Statement dated July 13, 1983 and Form 10-K and 10-KSB for the fiscal years ended May 31, 1989, 1992, 1995, 1996, 1997, 1998 and 1999.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

BIOQUAL, Inc., formerly Diagnon Corporation, (the "Company" or "BIOQUAL"), a Delaware corporation, was founded in 1981 to develop, produce and sell diagnostic test kits incorporating monoclonal antibodies to diagnose certain anemias, infections, and parasitic diseases. In fiscal year 1988, the Company discontinued the diagnostic test kit segment of its business to concentrate on and to expand its contract research base with the National Institutes of Health
(NIH).

Beginning with fiscal year 1988, the Company has reported a profit before income tax each year. Beginning in 1994, Company management, recognizing the limited number of new NIH contract opportunities, has concentrated on maintaining its core base of long-term contracts, competing on new opportunities when available, and concurrently pursuing other related business elements.

In fiscal year 1996, the Company's Division of Bioresearch business element was given responsibility for the Company's research and development activities in cancer treatment and drug delivery and purified veterinary Immunoglobulin G
(IgG) products, and the first IgG product, equine IgG was introduced. Immunoglobulins used therapeutically provide passive immunity against infectious diseases.

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

On December 31, 1999, Diagnon Corporation ("Diagnon") changed its name to BIOQUAL, Inc. The name change was effected as a result of the merger of Diagnon and its wholly - owned subsidiary, BIOQUAL, Inc., with Diagnon being the surviving corporation. In the merger Diagnon adopted the name BIOQUAL, Inc. as the name of the surviving entity.

CURRENT OPERATIONS

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

The Government is the major source of funding for all of BIOQUAL's services. All of BIOQUAL's government contracts are subject to renegotiation of profits or termination at the election of the United States Government (the "Government"). Termination of a contract or failure to win a renewal competition would adversely affect the Company's revenues and operating capital until the vacated facility space was taken up by another contract, of which there is no assurance. Government contracts generate more than 95% of the Company's revenue.

BIOQUAL plans to bid on renewals for its contracts as they come up for recompetition.

The Company currently has one subsidiary, Enhanced Therapeutics, Inc. (ET) which is inactive. ET was established to support a joint venture with The Johns Hopkins University. The venture did not materialize.

Medical Center Dr. Facility - Divisions of Laboratory Animal Sciences and
-------------------------------------------------------------------------
   Reproductive Endocrinology and Toxicology
   -----------------------------------------

For the past twenty-five years, BIOQUAL, Inc. (through its Medical Center Dr. Division from February 25, 1991 until May 31, 1997 and presently as the Division of Laboratory Animal Sciences and the Division of Reproductive Endocrinology and Toxicology) has operated cost-plus-fixed-fee ("CPFF") contracts for the Government to provide research and services in the areas of cancer, immunology, transgenics, allophenic development, contraception and congenic animal breeding. Currently, the two divisions operate five contracts:

   1. Maintenance of an Animal Holding Facility and provision of Attendant Research Services. (ends 10/31/01)

   2. Facility for Preparing and Housing Virus Infected Mice, Genetically Manipulated Mice and Chimeric Mice. (ends 9/30/01)

   3. Biological Testing Facility. (Efficacy and Safety of Reproductive Compounds) (ends 6/30/01)

   4. Provide Animal Housing/Maintenance/Bleeds/Immunizations as Specified Herein. (ends 2/20/02)

   5. Development of New Methods and Strategies for Diagnosis, Treatment and Prevention of Invasive Fungal Infection in Patients with Cancer and HIV Infection. (ends 09/30/00)

Contract revenues are charged on the basis of direct labor and supplies provided by these divisions. Due to the relatively constant required level of effort on the contracts, revenue is evenly spread over each month of the year. The Government traditionally pays promptly (barring any unforeseen circumstances such as a government shut-down). The divisions' revenues totaled $5,911,724 for the most recent fiscal year.

     Medical Center Drive Facility - Division of Neurobiology and Behavior
     ---------------------------------------------------------------------

The Division of Neurobiology and Behavior is implementing a comparative neurobiology of aging research resource supported by the National Institute on Aging (NIA). In May 1998 the Division was awarded a two-year Phase II Small Business Innovative Research (SBIR) grant for the study of the effects of aging on the brain. The aims are to increase the understanding of normal aging processes and to assist in developing improved methods of diagnosis, prevention, treatment, and management of age-related neurodegenerative disorders such as Alzheimer's disease. The project has yielded new discoveries regarding comparative neuroanatomy and brain aging that have been presented at scientific conferences. The two year grant is funded at $753,144. During fiscal year 2000 the Company requested and received approval for a one year extension for this grant at no additional cost to the NIA. During fiscal year 1999, the Division acquired a grant from the National Center for Research Resources (NCRR) to provide genetic analyses and DNA profiling of chimpanzees. During fiscal year 2000 the Company requested and received approval for a one year extension (at no additional cost to the NCRR) for this grant which now expires on March 9, 2001 and totals $282,499. On March 2, 2000, the Company was awarded a $99,153 Phase I grant from the National Institutes of Health as part of its Small Business Innovation Research (SBIR) program. The six month grant is to identify and characterize DNA sequence variation in chimpanzees at four genes that contain mutations implicated in the pathogenesis of Alzheimer's Disease. This division's revenues totaled $529,504 for the most recent fiscal year.

Research Blvd. Facility - Division of Primate Biology and Medicine
------------------------------------------------------------------

For over twenty-seven years, BIOQUAL, Inc., and SEMA, Inc., prior to its merger with BIOQUAL (through its Research Blvd. Division from February 25, 1991 until May 31, 1997 and presently through its Division of Primate Biology and Medicine), have operated CPFF and Fixed Price contracts for the Government using nonhuman primates to provide research and services in the disease areas of cancer, AIDS, hepatitis, cystic fibrosis and influenza. Currently, this division operates four contracts:

   1. Care and Housing of Hepatitis Research Animals. (ends 12/27/06)

   2. Facility for Animals Used in Infectious Disease Research. (ends 2/28/07)

   3. Mechanisms of Chemical Carcinogenesis in Old World Monkeys. (ends
      12/18/00)

   4. Care and Housing of AIDS Research Animals. (ends 01/31/07)

The National Cancer Institute (NCI) has advertised a renewal Request for Proposal (RFP) for the third contract listed above. The Company will submit a proposal to compete for the renewal of this contract.

As part of a predecessor contract to the first contract listed above, the division developed and has two patents on specially designed animal housing units under the division's animal environmental enrichment program.

Contract revenues are charged on the basis of direct labor and supplies provided by the division. Due to the relatively constant required level of effort on the contracts, revenue is evenly spread over each month of the year. The Government traditionally pays promptly (barring any unforeseen circumstances such as a government shut-down). Contract revenues totalled $5,102,766 for the most recent fiscal year.

Division of Bioresearch
-----------------------

The Division of Bioresearch has four products in the marketplace, a purified equine IgG that is sold under the brand name Lyphomune(R), two equine nutritional supplements sold under the brand names ImmunoGam and MiniGam and partially purified equine albumin sold under the brand name Eqstend. This division is also responsible for the Company's research and development activities.

   Equine IgG
   ----------

In January 1995, the Company entered into a Licensing and Manufacturing Agreement with ZooQuest Technologies Ltd. under which the Company had an exclusive worldwide license to manufacture and sell Equine Immunoglobulin for oral administration (Lyphomune(R) IgG) purified by a patented process. A sale agreement was reached in the first quarter of fiscal year 1997 for the Company to acquire the assets of ZooQuest. On June 11, 1997, the Company was granted United States Department of Agriculture approval to sell and distribute its oral/intravenous equine IgG also being sold under the name Lyphomune(R).

The purified equine IgG is used for treatment for Failure of Passive Transfer
(FPT) of immunity in newborn foals. During the first twenty-four hours postpartum the foals showing symptoms of FPT can be, under normal circumstances, administered IgG orally; however, after twenty-four hours postpartum, the foals, generally, must be treated using intravenous methods.

On October 1, 1998, the Company introduced two nutritional supplements for the equine industry. The two equine immunoglobulin products are ImmunoGam and MiniGam. Both products are colostrum supplements that are recommended for use in newborn foals. MiniGam is for use in miniature horses and ImmunoGam is intended for use in all other horse breeds. These products provide an inexpensive oral colostrum supplement that can be used by horse owners and breeders, whereas Lyphomune is recommended for veterinarian use only.

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

In addition to direct sales by the Company, the product is being distributed throughout the United States by several distributors. Repeat sales of the four products indicates user acceptance. However, product sales have not met management's expectations. Therefore, during fiscal year 2001 the Company will pursue a marketing partner and/or the sale of its veterinary products business. In fiscal year 2001 the Company intends to expend sufficient funds to maintain operational viability and to produce sufficient quantities of product to meet individual product line demand. Product sales for the year ended May 31, 2000 totaled $119,638.

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

The Company succeeded in the development of an assay designed to identify and validate antibiotics that specifically target critical enzymes related to disease causing bacteria and fungi. This success has prompted the Company to focus on this technology. The expansion of the Department into a program to support the discovery of new antibiotics and antifungals coupled with continued progress may lead the Company to seek capital and/or partnerships to fulfill its overall goals.

In May 1997, the Company entered into a two year Cooperative Research and Development Agreement (CRADA) with the National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK) for the "Identification and Characterization of Novel Targets for the Development of Antibiotics and Protective Vaccines Directed Against Helicobacter pylori" (expired May 2000) and a two year cooperative agreement with the Uniform Services University of the Health Sciences (USUHS) for the "Identification of Helicobacter pylori Antigens for the Development of Protective Vaccines" (expired May 1999). The Company incurred approximately $23,000 in expenses in support of the NIDDK CRADA during fiscal year 2000 and anticipates no further expenditures under this agreement.

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

In May 2000, the developer of the assay resigned from the Company. Other scientific staff (a molecular biologist and chemist), who have been involved with the development of the assay, are continuing to validate the assay under the guidance of the Company's Scientific Advisor. The HT-SANE technology will be presented to potential investors, drug discovery companies and/or pharmaceutical firms. In the interim, BIOQUAL staff will continue to accumulate data on the efficacy of the assay.

        Veterinary Therapeutics Department
        ----------------------------------

The Veterinary Therapeutics Department is developing five additional products related to equine IgG. These products will serve different therapeutic and nutritional supplement markets. One is currently in clinical trials. The research direction is to provide a family of therapeutic immunoglobulin products for the equine industry. The Company believes that the costs associated with the development of the five additional products will not be material to the Company's financial position. There is no assurance that any of these potential products will successfully reach the market.

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

As described in Item 1. Description of Business, Medical Center Drive Facility - Division of Neurobiology and Behavior, on May 15, 1998, BIOQUAL was awarded and began work on the Phase II SBIR grant titled "Comparative Neurobiology of Aging Resource" totaling $753,144 for two years. During fiscal year 2000 the Company was awarded and began work on a six-month Phase I SBIR grant titled "Comparative DNA Sequence Variation in Alzheimer Genes" totaling $99,153 from the National Institute on Aging.

On July 26, 2000 the Company was awarded a Phase I SBIR grant from the National Institute of Dental and Craniofacial Research titled "The Hyrax as a Model for Facial Biomechanics and Growth". The six-month grant totals $98,711.

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

Backlogs
--------

The divisions of Laboratory Animal Sciences, Reproductive Endocrinology and Toxicology and Primate Biology and Medicine operate under Government contracts which typically run three to seven years. Therefore, the backlogs of the divisions are significantly increased in a year in which a long-term contract is awarded. Most of the contracts included in the following totals are incrementally funded on an annual basis. Therefore much of the backlog is not "firm" in that the funds will not be committed until a later date as described in the third column titled Backlog Unfilled in FY01 Projected.

                                                                 Backlog
                               Backlog           Backlog         Unfilled
                                FY 00             FY 01          in FY 01
                             as of 6/1/99      as of 6/1/00      Projected
                             ------------      ------------     -----------
   Med. Ctr. Dr. Facility     $12,510,000       $ 6,785,000     $ 5,327,000
   Res. Blvd. Facility          3,666,000        30,032,000      26,816,000
                              -----------       -----------     -----------

   TOTAL                      $16,176,000       $36,817,000     $32,143,000


Supervision and Regulation
--------------------------

     Animal Model Contracts
     ----------------------

Over the last few decades, there has been an increasing awareness of the need for adequate oversight and regulation of the utilization and husbandry of animals.

BIOQUAL, Inc. utilizes animals and, under its government contracts, is required to observe the regulations and guidelines of the Institute of Laboratory Animal Resources, Guide for the Care and Use of Laboratory Animals. Furthermore,
           ------------------------------------------------
BIOQUAL, Inc. must meet the Public Health Service (PHS) Policy on Humane Care
                            -------------------------------------------------
and Use of Laboratory Animals. This policy mandates that BIOQUAL, Inc. file
-----------------------------
annually an assurance as to compliance with the NIH Office of Laboratory Animal Welfare. BIOQUAL, Inc. also comes under the jurisdiction of the U.S. Department of Agriculture (USDA), which regularly inspects both of the Company's facilities for adherence to its rules and regulations regarding care and treatment of animals. To ensure compliance with the several laws and regulations regarding animal care, both facilities are accredited as complying laboratories by the Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC).

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

Competition
-----------

     Animal Model Contracts
     ----------------------

The Company is classified as a "small business" in Government contracting procedures. So long as the Company continues to qualify as a "small business," this classification effectively limits competition for several of the Company's current research contracts to other "small businesses" in the Washington, D.C. area. Other barriers to competition include the general requirement of location in the Washington, D.C. area (to serve the NIH scientists) and the high capital costs to establish animal holding facilities.

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

Employees
---------

At the end of fiscal year 2000, the Company employed 117 people (110 of whom were full-time) as follows: general and administrative, 18 employees; Research Blvd. Facility, 49 employees; and Medical Center Dr. Facility, 50 employees. The Company expects to encounter competition for the technical management positions necessary for the Company's business, but believes there is an ample labor pool of laboratory technicians, animal caretakers, support/maintenance personnel and the like.

Forward Looking Information
---------------------------

Statements herein that are not descriptions of historical facts are forward-looking and subject to risk and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors including those set forth in the Company's Securities and Exchange Commission filings under "Risk Factors", including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties' future capital needs; and risks relating to the commercialization, if any, of the Company's proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's current leases are as follows:


Division/Facility           Location         Sq. Ft.    Exp. Date    Options
-----------------           --------         -------    ---------    -------

9600 Med. Ctr. Dr. Fac.     Rockville, MD    61,655     5/31/02      5 years
Res. Blvd. Fac.             Rockville, MD    30,000     5/31/02      5 years
9610 Med. Ctr. Dr. Fac.     Rockville, MD     3,130     6/30/01       none


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

Other Matters Voted Upon at the Meeting

Proposal 2   To approve the appointment of Deloitte & Touche LLP as independent
----------
public accountants for the Company.

               Affirmative Votes                                 746,914
               Negative Votes                                         83
               Abstain                                               814


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The approximate number of holders of record of the Registrant's Common Stock on July 27, 2000 was 1,000. The Registrant paid a dividend of $.02 per share of common stock outstanding at September 7, 1999. This was the first dividend paid by the Company. On July 12, 2000, the Company's Board of Directors declared a dividend of $0.03 a share for shareholders of record on September 11, 2000, payable on September 27, 2000. The Company's Line-of-Credit Agreement requires that no dividends be declared or paid until all obligations to the lender have been satisfied. The Company's lender (Allfirst Bank) has agreed to waive this requirement for this dividend.

The Common Stock is traded in the over-the-counter (O-T-C) market and the Chicago Stock Exchange.

The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as advised by the CHX.

                                             Sale Prices
                Fiscal Year                 High       Low
                -----------                 ----       ---

                 2001
               1st Quarter
               (thru 7/27/00)              4  1/4    3  3/4

                 2000
               4th Quarter                10   3   3/4
               3rd Quarter            3  1/2   2   1/2
               2nd Quarter            4  1/2   3  1/16
               1st Quarter                 3   2   5/8

                 1999
               4th Quarter           2  7/16   2   1/8
               3rd Quarter (1)(2)
               2nd Quarter            1  1/2   1   1/2
               1st Quarter (1)(2)

(1) During these quarters, the high and low bid or closing quotations from the O-T-C were 2 3/8 and 1 1/4 for the 3rd quarter of 1999 and 1 1/2 and 1 1/8 for the 1st quarter of 1999. There were no sales on the CHX during these quarters.

(2) Prices are interdealer quotations and do not necessarily reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions. There were no sales on the CHX during these quarters.

The Company's Common Stock, $.01 par value per share, carries one vote per share. There are no outstanding shares of preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

Liquidity and Capital Resources
-------------------------------

The Company currently has a $1,000,000 secured revolving line of credit with Allfirst Bank. This line of credit is annually renewable and the Company believes, although there is no assurance, that the line of credit will be renewed in October 2000. The line of credit is callable on demand. Currently, the interest rate of the line of credit is the prime rate plus .25%. As of May 31, 2000, there were $688,183 of borrowings under this line of credit. In the opinion of the Company, total current assets, the line of credit resources and the capital provided by future operations will provide adequate liquidity and capital resources to maintain operations.

The Company leases equipment under various capital leases which expire in fiscal years 2001 and 2002. At May 31, 2000 the present value of the annual minimum capital lease payments was $56,211.

The Company entered into notes payable with a bank to finance the purchase of equipment. The notes mature in 2003. At May 31, 2000 the principal due on the notes was $257,047.

The Company's revenues result primarily from Government CPFF and Fixed Price contracts. Continued success in winning these contracts and the continuation of the Government's solicitation of contracts in these areas are essential to maintaining liquidity and capital resources. The Company has and will submit proposals as described in Item 1., Description of Business, Current Operations, on renewal competitions during fiscal year 2001. Since the 1999 FORM 10-KSB report, the following material new contracts have been awarded to the Company:

1.    Title:             Care and Housing of Hepatitis Research Animals.
      Institute:         National Institute of Allergy and Infectious Diseases
      Dates Funded:      12/28/99 - 12/27/06
      Contract Funding:  $13,634,742

2.    Title:             Facility for Animals Used in Infectious Disease
                         Research.
      Institute:         National Institute of Allergy and Infectious Diseases
      Dates Funded:      3/1/00 - 2/28/07
      Contract Funding:  $6,298,647

3.    Title:             Care and Housing of AIDS Research Animals.
      Institute:         National Institute of Allergy and Infectious Diseases
      Dates Funded:      2/1/00 - 1/31/07
      Contract Funding:  $10,798,411

Year 2000
---------

The Company performed an internal assessment of the scope of the Year 2000 computer systems and software problems and its potential effect on the operation of the Company. The Company continues to monitor its information and non-information systems for signs of malfunction due to the Year 2000 computer problem. The Company has not encountered any delays of service or non-service from its major suppliers of products and services, however there can be no assurance that the Company will not be affected by another company's Year 2000 non-compliance. The Company spent approximately $20,000 in fiscal year 1999 and approximately $23,000 in fiscal year 2000 to replace non-compliant computers and software. Any costs incurred in connection with Year 2000 compliance were expensed as incurred.

As of July 27, 2000, the Company had not experienced any significant business disruption as a result of the Year 2000 problem. Although Year 2000 problems may not become evident until long after January 1, 2000, based on our Year 2000 readiness process and our experience to date, we do not expect significant Year 2000 related business disruptions in the future.

Changes in Financial Position - 2000 versus 1999
------------------------------------------------

Assets

In the twelve months of operations in this fiscal year, total assets increased $702,340 from $4,623,734 at May 31, 1999 to $5,326,074 at May 31, 2000. This
amount was primarily attributable to an increase in accounts receivable of $661,403 consisting mainly of 1) an increase of $666,756 in trade accounts receivable reflecting a slower collection rate compared to the previous fiscal year end (as of July 27, 2000 approximately 91.5% or $1,494,143 of the May 31, 2000 trade receivables balance had been collected), 2) a $1,697 net increase in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $41,329 increase in reimbursable indirect rate variances for the current fiscal year, a net $65,446 increase in month end accrued sales on accrued direct labor, the billing and payment of $51,789 previously unbilled contract fee retention, and a $53,289 decrease for a cost overrun, due to indirect rate variances from prior years, on a contract that expired on December 27, 1999, and
3) a $7,050 decrease in other accounts receivable. Prepaid expenses increased $3,547. Fixed assets, net of accumulated depreciation and amortization increased $133,615 reflecting fixed asset purchases of $484,607 (mainly nonhuman primate enclosures, lab equipment, and facility improvements), reduced by a $53,351 fully depreciated equipment write off and disposal during fiscal year 2000 offset by depreciation and amortization of $350,992 reduced by the $53,351 fully depreciated equipment write off. Cash value of officer's split dollar life insurance policies increased $38,105. Other noncurrent assets increased $20,000 reflecting a deposit on the fabrication of a new chimpanzee enclosure.

The above increase is partially offset by 1) a decrease in loans to officers of $32,906 due to payments made during this fiscal year, 2) a deferred income tax decrease of $63,000 primarily as a result of utilizing a portion of the federal income tax loss carryforward, and 3) a $61,755 decrease to inventories reflecting increased sales and reduced production of veterinary products during fiscal year 2000. The balance of the increase was due to miscellaneous factors.

Liabilities

In the twelve months of operations in fiscal year 2000, total liabilities increased $630,217 from $1,127,598 at May 31, 1999 to $1,757,815 at May 31,
2000. This increase is primarily attributable to an increase in borrowings under line-of-credit of $412,901 reflecting the slow collection of trade accounts receivable, an increase in long-term debt of $190,954 due to entering into notes payable of $269,661 for nonhuman primate housing units and a back up generator offset by $78,707 in payments on capital leases and notes payable, and a $70,581 increase to other accrued liabilities primarily due to a receipt of an errant payment from NIH ($77,243) which the Company will return.

The above increase is partially offset by 1) a decrease in accrued compensation and related costs of $5,236, 2) a decrease in accrued income taxes of $24,281, and 3) a decrease in accounts payable of $14,702. The balance of the increase was due to miscellaneous factors.

Stockholders' Equity

In the twelve months of operation in fiscal year 2000, stockholders' equity increased $72,123 primarily due to the Company realizing $97,246 of net income offset by the cash dividend totaling $17,360 to shareholders of record as of September 7, 1999 paid by the Company during the second quarter of this fiscal year. The balance of the increase was due to miscellaneous factors.

Changes in Financial Position - 1999 versus 1998
------------------------------------------------

Assets

In the twelve months of operation in fiscal year 1999, total assets increased $346,864 from $4,276,870 at May 31, 1998 to $4,623,734 at May 31, 1999. This
amount was primarily attributable to an increase to accounts receivable of $160,627 consisting mainly of 1) an increase of $63,011 in trade accounts receivable reflecting a slightly slower collection rate compared to fiscal year 1998, 2) a $100,732 increase in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $124,796 increase in reimbursable indirect rate variances for fiscal year 1999, offset by $84,755 of prior year indirect rate variances billed and paid during fiscal year 1999, a $34,762 increase in unbilled direct costs billed in fiscal year 2000 due to a longer accrual period at the end of fiscal year 1999, and the recording of $25,929 unbilled contract fee retention to be billed at the completion of the respective contracts, and 3) a $3,116 decrease in other accounts receivable. Cash value of officers' split dollar life insurance policies increased $46,423. Inventories increased $242,489 as the Company continued to produce

Lyphomune (R), ImmunoGam, and MiniGam (TM) for future sales. Prepaid expenses increased $36,633 primarily due to the prepayment of health insurance premiums.

The increases above were partially offset by 1) a decrease in fixed assets, net of accumulated depreciation and amortization of $19,304 reflecting depreciation and amortization of $321,111 offset by fixed asset purchases of $301,807 (mainly nonhuman primate housing units, lab equipment and facility improvements), 2) a deferred income tax asset decrease of $27,800 primarily as a result of utilizing a portion of the federal income tax loss carryforward during fiscal year 1999,
3) a loans to officers decrease of $57,094 due to payments during fiscal year 1999 and 4) a $38,148 decrease in other noncurrent assets reflecting the delivery and payment on a new freeze drying equipment order.

Liabilities

In the twelve months of operation in fiscal year 1999, total liabilities increased $8,989 from $1,118,609 at May 31, 1998 to $1,127,598 at May 31, 1999.
This amount was primarily due to 1) a $62,736 increase in borrowings under line-of-credit reflecting the increase in inventories, 2) an increase in accrued income taxes of $11,372, 3) an $84,498 increase in accrued compensation and related costs reflecting a longer accrual period fiscal year 1999 compared to fiscal year 1998 and a larger management bonus accrual in fiscal year 1999 compared to fiscal year 1998, and 4) a $9,096 increase in other accrued liabilities.

The increases above were largely offset by a decrease in long-term debt of $140,244 reflecting payments on capital leases and an $18,469 decrease in accounts payable.

Results of Operations  - 2000 versus 1999
-----------------------------------------

Revenues

Contract revenues increased by 4.8% or $526,013 to $11,543,994 compared to $11,017,981 for fiscal year 1999. This increase was primarily due to increased government contract activity including two one-time purchases totaling approximately $210,000 during the second quarter of fiscal year 2000 and $103,000 in costs incurred related to two toxicity studies which began during the third and fourth quarter of fiscal year 2000 offset by a decrease in commercial contracts. Product sales increased to $119,638 for fiscal year 2000 compared to $66,683 for fiscal year 1999.

Operating Expenses

Contract operating expenses increased 8.4% or $701,335 compared to fiscal year 1999 primarily due to increased government contract activity (including the two one-time purchases totaling approximately $210,000 and the $103,000 toxicity studies mentioned above), an increase in overhead expenses supporting the equine production facility of approximately $109,000 compared to fiscal year 1999, offset by the decrease in commercial contracts. Cost of goods sold increased to $99,708 from $55,238 in fiscal year 1999. This increase was primarily due to the increase in units sold during this fiscal year and the expensing of 23 free doses of Eqstend. Research and development (R&D) expenses decreased to $166,943 compared to $203,167 in fiscal year 1999. This decrease is primarily due to the temporary reassignment of R&D staff (during the third and fourth quarter of fiscal year 2000) to prepare

Small Business Innovative Research (SBIR) grant proposals to possibly provide additional funding for the research associated with the high throughput assay system currently being developed by the Company's Department of Discovery Research. General and administrative expenses increased 8.4% compared to fiscal year 1999 primarily due to inflationary increases in several items of expense plus the increased costs associated with the preparation of the SBIR grant proposals during the third quarter of fiscal year 2000 compared to fiscal year 1999, offset by a decrease in legal expenses during this year compared to fiscal year 1999. Total operating expenses increased 8.3% due to the above.

Operating Income

Operating income decreased to $235,106 for fiscal year 2000 compared to $529,128 for fiscal year 1999. The decrease is primarily due to several factors: 1) the increase in contract expenses exceeding the increase in related contract revenues resulting in a decrease in the gross margin percentage on contracts this fiscal year, including the increase in overhead expenses supporting the equine production facility of approximately $109,000 as mentioned above, 2) a $53,289 indirect cost overrun on a contract that ended on December 27, 1999 and
3) $82,920 increased funding during the fiscal year 1999 to cover an indirect cost overrun for three expired contracts from 1995 and 1998 without a similar item in fiscal year 2000.

Provision For Income Tax

In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax provision of $63,000 for the year ended May 31, 2000 as a result of using previous net operating loss carryforwards. The Company made a provision for state income tax which is estimated at $22,000. State income tax expense is reimbursable under government contracting regulations.

Earnings Per Share (EPS)

Options to purchase 29,502 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding at May 31, 2000 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares. Options to purchase 51,845 shares of common stock at prices ranging from $1.80 per share to $3.375 per share were outstanding at May 31, 1999 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares.

Results of Operations  - 1999 versus 1998
-----------------------------------------

Revenues

Contract revenues increased by 11.9% or $1,169,972 to $11,017,981 at May 31, 1999 compared to $9,848,009 at May 31, 1998 primarily due to increased contract activity, an increase in sales related to SBIR grants, and the funding of $82,920 of indirect rate variance cost overruns of three contracts that expired in fiscal years 1995 and 1998 (the contracts were administratively closed out during fiscal year 1999). Product sales decreased to $66,683 compared to $76,377 in fiscal year 1998. Product unit sales for fiscal year 1999 were relatively the same as fiscal year 1998, however, in fiscal year 1999 the Company was selling the lower priced ImmunoGam and MiniGam (TM) products along with Lyphomune(R) which resulted in a net decrease in sales.

Operating Expenses

Contract expenses increased 8.4% or $644,370 compared to fiscal year 1998 primarily due to an increase in contract and SBIR activity. This increase was not as large as would be anticipated because of a $45,590 cost overrun on two contracts that expired during fiscal year 1998. The greater increase in contract revenues over contract expenses was primarily due to the fiscal year 1999 funding of indirect cost overruns on three expired contracts from prior years totaling $82,920 (two of the three contracts created the $45,590 overrun from fiscal year 1998). Costs of goods sold decreased to $55,238 compared to $108,984 in the prior year. This decrease was primarily due to the expensing, of 300 units of Lyphomune(R) inventory, used in a sales promotion in fiscal year 1998 compared to only 71 complimentary units being used in sales promotions during fiscal year 1999. Research and development (R&D) costs increased to $203,167 compared to $144,123 in fiscal year 1998. This increase was primarily due to costs associated with the development of a proprietary assay design for high throughput screening for new antibiotics. General and administrative expenses (G&A) increased 3.0% compared to fiscal year 1998. The increase was primarily due to inflationary increases in several items of expense in fiscal year 1999. This increase was not as large as would be anticipated because of expenses incurred in fiscal year 1998 related to the $25,000 termination fee for terminating the private placement funding effort with Slusser Associates (SA) and the $15,000 fee for listing on the Chicago Stock Exchange (CHX). The combination of these net increases resulted in an overall increase in operating expenses of 7.2%.

Operating Income

Operating income increased to $529,128 compared to $75,554 in fiscal year 1998. The increase was primarily due to the increase in contract revenues without a comparative increase in related contract expenses resulting in an increase in the gross margin percentage on contracts from fiscal year 1998; this increase in contract gross profit dollars was offset to some extent by net increases in R&D and G&A expenses.

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

Inflation and Price Changes for Fiscal Year
-------------------------------------------

For fiscal years 1998, 1999, and 2000 neither inflation nor price changes had any material effect on net sales, revenues, or income from operations.

ITEM 7.   FINANCIAL STATEMENTS

Financial statements are listed in the Table of Contents on page 30 as Financial Statements filed as part of this FORM 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information with respect to the present directors, and executive officers.

NAME                       DIRECTOR SINCE  AGE  POSITIONS
----                       --------------  ---  ---------
John C. Landon, Ph.D.           1986        63  Chairman of the Board; President & Chief Executive Officer; Director

J. Thomas August, M.D.          1982        72  Director; Consultant; Scientific Advisor

Charles C. Francisco            1991        62  Director; Member of Compensation Committee; Member of Audit Committee

Charles F. Gauvin               1992        44  Director; Member of Compensation Committee; Member of Audit Committee

Michael P. O'Flaherty                       62  Secretary; Chief Operating Officer

David A. Newcomer                           39  Chief Financial Officer

Leanne DeNenno                              46  Vice President

Richard P. Bradbury, DVM                    65  Vice President

Jerry R. Reel, Ph.D.                        62  Vice President

Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

Dr. John C. Landon was elected President and Chief Executive Officer of the Company in May 1986 and has been Chairman of the Board since February, 1987. Dr. Landon is also the President, Chief Executive Officer, Treasurer and a Director of the Company's subsidiary. Dr. Landon's experience includes positions with the National Cancer Institute and with Litton Industries as Scientific Director of the Frederick Cancer Research Facility and as

President of EG&G Mason Research Institute.

Dr. J. Thomas August is a consultant to the Company, a principal stockholder and a founder of the Company, as well as a Director. He is a Professor and former Director in the Department of Pharmacology and Molecular Sciences at the Johns Hopkins University School of Medicine, Baltimore, Maryland and has served ion those positions since 1976. Dr. August's previous experience includes positions as Director of the Division of Biological Sciences and Chairman of the Department of Molecular Biology at the Albert Einstein College of Medicine. He has also held posts as a Research Fellow in Medicine at Harvard Medical School, as an Instructor and Assistant Professor of Medicine at Stanford University School of Medicine, and as an Associate Professor in Medicine (assigned to microbiology) at the New York University School of Medicine.

Mr. Charles C. Francisco is CEO and Managing Member of EdgeTech, Inc., a manufacturer of acoustic underwater imaging instruments located in Milford, Massachusetts. Mr. Francisco is also CEO, President and a Director of C&W Fabricators, Inc., a manufacturer of inlet and exhaust systems for gas turbine electric generators located in Gardner, Massachusetts. From 1993 to March of 1998 he was CEO and a Director of Victoreen, Inc., a manufacturer of radiation measuring instrumentation, located in Cleveland, Ohio. From 1992 to 1995, he was a director of R. E. Wright & Associates, Inc. and Environmental Restoration Systems, Inc., earth resources consultants and pollution removal equipment makers, respectively. For part of 1996, he was a director of R.E. Wright Environmental, Inc., an SAIC company and successor to R.E. Wright & Associates, Inc.

Mr. Charles F. Gauvin is the President and CEO (since 1993) of Trout Unlimited, located in Arlington, Virginia, a non-profit organization dedicated to protection and conservation of trout and salmon and their habitats. From 1986 - 1991, he was associated with the law firm of Beveridge & Diamond, P.C. in Washington, D.C., where his practice included corporate and securities work for the Company.

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

Ms. Leanne DeNenno has been an employee of the Company since its inception. From that date to the present, she has been a Project Manager on a major National Cancer Institute contract and its successor contracts. In 1988, Ms. DeNenno was named head of Animal Research Programs for BIOQUAL, Inc., in 1991 she was named the Vice President in charge of the Medical Center Dr. Division of BIOQUAL, Inc. and, in 1997, the Vice President of the Division of Laboratory Animal Sciences.

Dr. Richard P. Bradbury, D.V.M., an American College of Laboratory Animal Medicine Diplomate, joined the Company in 1989 as the Vice President of the Company's subsidiary, SEMA, Inc. Since the 1991 merger of SEMA into BIOQUAL, Dr. Bradbury has been the Vice President of BIOQUAL in charge of the Research Blvd. Division and, in 1997, became the Vice President of the Division of Primate Biology and Medicine.

Dr. Jerry R. Reel, Ph.D., an American Board of Toxicology Diplomate, joined the Company in 1991 as Vice President, Science and, in 1997, became the Vice President of the Division of Reproductive Endocrinology and Toxicology.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to remuneration paid during the last three fiscal years to the Chief Executive Officer of the Company and other Company officers whose compensation exceeded $100,000.


                          SUMMARY COMPENSATION TABLE


                              Annual Compensation


                                                          Other
    Name and Principal             Salary    Bonus     Compensation
         Position           Year    ($)       ($)          ($) /1,2
--------------------------  ------  -------   ------   ------------
John C. Landon                2000  275,000   30,000         32,723
                              ----
CEO, President, Chairman      1999  275,000   40,000         32,723
                              ----
 of the Board                 1998  275,000                  32,723
                              ----

Michael P. O'Flaherty         2000  134,593   35,099         10,593
                              ----
Chief Operating Officer,      1999  127,286   44,292         10,593
                              ----
 Secretary                    1998  122,085   36,444         10,593
                              ----

Jerry R. Reel                 2000  121,402    5,550
                              ----
Vice President                1999  120,652    3,789
                              ----
                              1998  111,282    3,926
                              ----

Richard P. Bradbury           2000  109,676    6,078
                              ----
Vice President                1999  106,426    4,730
                              ----
                              1998   97,130    8,372
                              ----

David A. Newcomer             2000   91,726   19,378          4,500
                              ----
Chief Financial Officer       1999   88,600   26,292          4,500
                              ----
                              1998   83,412   19,430          4,500
                              -----


   1/ Other Annual Compensation for the CEO for the years 2000, 1999 and 1998 represents premiums for a $1,000,000 Split Dollar Life Insurance Policy.

   2/ Other Annual Compensation for the Chief Operating Officer and Chief
      Financial Officer for the years 2000, 1999 and 1998 represents premiums for a $250,000 Split Dollar Life Insurance Policy.

Aggregated Stock Option Exercised in Last Fiscal Year, and FY-End Option Value

                                                                              Value of
                                                         Number of           Unexercised
                                                        Unexercised         In-the-Money
                               Shares                     Options              Options
                              Acquired     Value       at FY-End (#)       at FY-End ($)/3
                            on Exercise   Realized
        Name                    (#)         ($)         Exercisable          Exercisable
------------------------    ------------  --------    ---------------      ---------------
John C. Landon                                              1,667  /1              802
CEO, President,                                            23,500  /1,2            N/A
 Chairman of the Board

Michael P. O'Flaherty             5,834     14,583         10,001  /1           10,082
Chief Operating Officer,                                    1,667  /1,2            N/A
 Secretary

Jerry R. Reel                                               1,167  /1              628
Vice President                                                667  /1,2            N/A

Richard P. Bradbury                 834      2,154            834  /1              432
Vice President                                                667  /1,2            N/A

David A. Newcomer                   667      1,723          1,334  /1              547
Chief Financial Officer                                       667  /1,2            N/A

1/  All options reported in the table are fully exercisable.
2/  Options are out-of-the-money.
3/  Represents the difference between the exercise price and the market value.

Compensation of Directors
-------------------------

During fiscal year 2000, the Company paid to Directors:

                                       Attendance of
                                      Board Meetings       Travel to
                          Directors  and Consultation   Board Meetings
                           Fees ($)      Fees ($)         Expenses ($)
                           --------- ---------------    --------------
J. Thomas August, M.D.        7,000        12,500               163
Charles C. Francisco          7,000         2,500               583
Charles F. Gauvin             7,000         2,500             2,229

Messrs. Francisco, August and Gauvin have agreements with the Company extending through the term of their election. For fiscal year 2000,June 1, 1999 through August 31, 1999, the agreements for Messrs. Francisco, August and Gauvin were provided quarterly payments of $1,000 each as Directors fees and payments of $500 each for attendance at Board of Director meetings. Beginning September 1, 1999, Messrs. Francisco, August and Gauvin received $2,000 each per quarter as Directors fees and $1,000 each for each Board meeting attended. The agreement for Dr. August also provides payments of $2,500 per quarter for services rendered to the Company as Scientific Adviser. The Company also reimburses Company related travel expenses incurred by any of the Directors.

Employment Contracts
--------------------

Dr. Landon has an employment agreement with the Company, extending through July 13, 2002. Pursuant to this agreement, Dr. Landon's base compensation is $275,000 per year. The agreement provides for various additional incentive compensation dependent upon the results of the Company's operations each year through the term of employment.


COMPENSATION PURSUANT TO PLANS

Stock Option Plan - The Company adopted the 1998 Stock Option Plan (the "Plan")
-----------------
in August 1997 which permits the granting of options to all employees to purchase up to an aggregate of ten percent of the outstanding shares of Common Stock. The Plan is designed to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code, but also permits the Company to grant nonqualified options to persons, such as consultants and outside directors. Under the Plan, options to purchase shares of Common Stock are granted at not less than 100% of the fair market value of the underlying shares on the date granted. The Plan is administered by a committee of the Board of Directors, which has the authority to select optionees, evaluate suggestions presented by the Company in order to determine the number of options to be granted to the selected optionees, designate the number of shares to be covered by each option and, subject to certain restrictions, specify other terms of the options. During fiscal year 2000, the committee was comprised of Messrs. Gauvin and Francisco.

On February 25, 1999, the Company filed a Form S-8 with the Securities and Exchange Commission to register 100,000 shares of common stock, par value $.01, to cover previously issued options granted under the BIOQUAL, Inc. 1988 Stock Option Plan and the BIOQUAL, Inc. 1998 Stock Option Plan as well as future options to be offered pursuant to the Plans.

As of May 31, 2000, the following options to the officers and directors were outstanding:

                                                  Percentage    Option      Date
       Name              Service          Shares   of Total     Price     Granted
       ----              -------          ------  ----------   --------  ----------
John C. Landon           CEO, President,   1,667       2.8%    $2.26875     7/29/96
                         Director,        23,500      39.1%    $ 2.8875     2/24/99
                           Chairman
Michael P. O'Flaherty    Chief Operating     834       1.4%    $   1.80     8/14/92
                           Officer,        1,667       2.8%    $  3.375      6/5/95
                           Secretary       1,667       2.8%    $   2.52     5/30/97
                                           7,500      12.6%    $ 1.5625    12/31/98
Richard Bradbury         Vice President      334        .5%    $   1.80     8/14/92
                                             667       1.1%    $  3.375      6/5/95
                                             500        .8%    $  2.525     5/30/97
Leanne DeNenno           Vice President      334        .5%    $   1.80     8/14/92
                                             667       1.1%    $  3.375      6/5/95
                                             500        .8%    $  2.525     5/30/97
Jerry Reel               Vice President      500        .8%    $   1.80     8/14/92
                                             667       1.1%    $  3.375      6/5/95
                                             667       1.1%    $   2.52     5/30/97
David A. Newcomer        Chief Financial     334        .5%    $   1.80     8/14/92
                           Officer           667       1.1%    $  3.375      6/5/95
                                           1,000       1.6%    $   2.52     5/30/97

Charles C. Francisco     Director          1,667      2.8%     $    .54     8/14/92
                                           1,667      2.8%     $ 2.0625     7/29/96
                                             500       .8%     $  2.625     2/24/99
Charles F. Gauvin        Director          1,667      2.8%     $   1.80     8/14/92
                                           1,667      2.8%     $ 2.0625     7/29/96
                                             500       .8%     $  2.625     2/24/99
J. Thomas August         Director          1,667      2.8%     $ 2.0625     7/29/96
All officers and                             500       .8%     $ 2.8875     2/24/99
directors as a group                      53,507     88.9%     $    .54 to  8/14/92 to
(9 persons)                                                    $  3.375     2/24/99

A total of 60,177 options were granted and outstanding at May 31, 2000. During fiscal year 2000, options for 13,173 shares were exercised by employees of which 8,169 shares were exercised by officers. All options are exercisable. Of the options granted and outstanding, 25,343 are from the 1988 Stock Option Plan which was terminated in accordance with its terms and conditions on June 20, 1998 but allows the exercise of outstanding options in accordance with their terms. There are 28,833 options granted under the 1998 stock option plan (described herein) which was established for a ten year period beginning August 15, 1997. The 1998 stock option plan is authorized to grant options to purchase up to 83,333 shares of common stock. The remaining 6,001 options were granted outside the plan.

The options granted from the 1988 Plan are effective for a ten year period from the date of grant, with the exception of the options for 23,500 shares that expires February 24, 2004, and 1,667 shares that expires July 29, 2001 granted to John C. Landon, and the options for 500 shares that expires February 24, 2004, and 1,667 shares that expires July 29, 2001 granted to J. Thomas August.

COMPLIANCE WITH SECTION 16(a)

Section 16(a) of the 1934 Act requires the Company's directors, executive officers and persons who own more than ten percent of the Common Stock of the Company to file with the Securities and Exchange Commission ("Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of common shares of the Company. Directors, officers, and greater than ten percent shareholders are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended May 31, 2000, all Form 3, Form 4, and Form 5 filing requirements were met, except a Form 4 was filed late for Michael O'Flaherty for the months of October 1999 and February 2000, and David Newcomer, Richard Bradbury, and Leanne DeNenno for the month of February, 2000. Each of the reports were for the exercise, for cash, of options granted under the 1988 stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners
-----------------------------------------------

The following table sets forth information as of July 27, 2000, with respect to the stock ownership of all holders of 5% or more of the Company's Common Stock.

Name and Address              Number of Shares    Percentage (1)
----------------              ----------------    --------------
Dr. John C. Landon
8213 Raymond Lane
Potomac, MD  20854              153,049 (2),(3)           16.91

S. David Leibowitt
2295 South Ocean Blvd.
Palm Beach, FL  33480            88,563                   10.06

Dr. J. Thomas August
905 Poplar Hill Road
Baltimore, MD  21210            179,006 (4)               20.29

David H. Bishop
100 W. 57th Street
New York, New York 10019         60,509 (5)                6.88


      (1) Assumes the exercise by such person or persons of the currently exercisable options and does not give effect to any shares issuable upon exercise by any other person or persons of options.

      (2)  Includes 3,178 shares in the names of members of Dr. Landon's family.

      (3) Assumes the exercise of currently exercisable options to purchase 25,167 shares.

      (4) Assumes the exercise of currently exercisable options to purchase 2,167 shares.

      (5)  Includes 1,506 shares in the name of David H. Bishop's spouse.

Security ownership of management
--------------------------------

The following table sets forth information as of July 27, 2000, with respect to the ownership of the Company's Common Stock of all: directors, executive officers included in the Summary Compensation Table on page 19, and directors and officers as a group.

Name and Address              Number of Shares    Percentage (1)
----------------             -------------------  --------------
Dr. John C. Landon
8213 Raymond Lane
Potomac, MD  20854              153,049 (2),(3)           16.91

Charles C. Francisco
96 Old Littleton Road
Harvard, MA  01451                3,834 (4)                 .43

Dr. J. Thomas August
905 Poplar Hill Road
Baltimore, MD  21210            179,006 (5)               20.29

Charles F. Gauvin
97-Cobbs Bridge Road
New Gloucester, ME 04260          3,834 (4)                 .43

Michael P. O'Flaherty
1213 Bradfield Drive
Leesburg, VA  22075                 18,218 (6)             2.04

Dr. Jerry R. Reel
302 Watkins Pond Blvd.
Rockville, MD  20850                 1,884 (7)              .21

Dr. Richard P. Bradbury
16708 Briardale Road
Rockville, MD  20855                 2,385 (8)              .27

David A. Newcomer
9 Eternity Court
Germantown, MD  20874                2,718 (9)              .31

All executive officers
and directors (8, of
whom all beneficially
own shares) as a group             364,928 (10)           39.15

      (1) Assumes the exercise by such person or persons of the currently exercisable options owned by him or them and does not give effect to any shares issuable upon exercise by any other person or persons of options.

      (2) Includes 3,178 shares in the names of members of Dr. Landon's family.

      (3) Assumes the exercise of currently exercisable options to purchase 25,167 shares.

      (4) Assumes the exercise of currently exercisable options to purchase 3,834 shares.

      (5) Assumes the exercise of currently exercisable options to purchase 2,167 shares.

      (6) Assumes the exercise of currently exercisable options to purchase 11,668 shares.

      (7) Assumes the exercise of currently exercisable options to purchase 1,834 shares

      (8) Assumes the exercise of currently exercisable options to purchase 1,501 shares.

      (9) Assumes the exercise of currently exercisable options to purchase 2,001 shares.

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

On October 28, 1998, the Compensation Committee of the Board of Directors agreed to extend the repayment period of the Company loan to Dr. Landon from October 31, 1998 to April 30, 2000. In accordance with the shareholders' prior approval of the Company's plan to purchase shares of stock from Dr. Landon at market value, the Company purchased, on a quarterly basis for four quarters, 9,000 shares and, for one quarter, 2,039 shares, of Company stock from Dr. Landon at market value. Dr. Landon made a cash payment of $20,000 on accrued interest at the end of the sixth quarter. Dr. Landon paid the remaining balance of $753 on accrued interest on June 23, 2000. During fiscal year 1999, Dr. Landon made repayments totaling $57,094. During fiscal year 2000, Dr. Landon repaid the balance ($32,906) of the note. The largest amount owed by Dr. Landon during the fiscal year ended May 31, 2000 in respect to his loan facilities was $32,906, excluding accrued interest amounting to $753. There was no addition to the loan during this fiscal year.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Table of Contents to Financial Statements, on page 30.

         (b) The Registrant filed no reports on FORM 8-K during the final quarter of its fiscal year ended May 31, 2000.

         (c) Exhibits filed (Exhibits incorporated by reference listed
             ---------------------------------------------------------
             separately.)
             -----------

             (21)      List of Subsidiaries

             Exhibits incorporated by reference to the Company's FORM 10-KSB for
             -------------------------------------------------------------------
             the fiscal year ended May 31, 2000 (filed with the Company's FORM
             -----------------------------------------------------------------
             10-QSB for the quarter ended February 29, 2000).
             -----------------------------------------------

              (10)    Government Contracts.
                      ---------------------

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

             Exhibits incorporated by reference to the Company's Registration
             ----------------------------------------------------------------
             Statement No.2-83803.
             ---------------------

             (3)       By-laws.

             (4)       Stock certificate representing shares of Common Stock.

             Exhibits incorporated by reference to the Company's FORM
             ---------------------------------------------------------
             10-K for the fiscal year ended May 31, 1989.
             -------------------------------------------

             (10) (a) The Company's 1988 Stock Option Plan, adopted November 17, 1988.

             Exhibits incorporated by reference to the Company's FORM
             --------------------------------------------------------
             10-K for the fiscal year ended May 31, 1992.
             -------------------------------------------

             (10) (a)  Leases.
                       -------

                       1. Medical Center Drive Facility
                       2. Research Boulevard Facility

             Exhibits incorporated by reference to the Company's FORM 10-KSB for
             -------------------------------------------------------------------
             the fiscal year ended May 31, 1995 (filed with the Company's FORM
             -----------------------------------------------------------------
             10-QSB for the quarter ended February 28, 1995).
             -----------------------------------------------

             (10) (a) Licensing and Manufacturing Agreement dated January 12, 1995 between ZooQuest Technologies Ltd., Inc., Equilab Associates, Inc., and Diagnon Corporation.


                  (b)  Government Contracts.
                       ---------------------

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

                       5.   Title:         Studies Using Primate Models for AIDS
                                           Vaccine Research.
                            Institute:     National Cancer Institute
                            Dates Funded:  11/30/94 - 11/29/98

             Exhibits incorporated by reference to the Company's FORM 10-KSB for
             -------------------------------------------------------------------
             the fiscal year ended May 31, 1996.
             ----------------------------------

             (10)      Government Contracts.
                       --------------------

                       Title:              Biological Testing Facility.
                       Institute:          National Institute of Child Health
                                           and Human Development
                       Dates Funded:       7/1/96 - 6/30/01


             Exhibits incorporated by reference to the Company's FORM 10-KSB for
             -------------------------------------------------------------------
             the fiscal year ended May 31, 1996 (filed with the Company's FORM
             -----------------------------------------------------------------
             10-QSB during the quarter ended November 30, 1995).
             --------------------------------------------------

             (10)   Government Contracts.
                    ---------------------

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


                      2.    Title:         Mechanisms of Chemical Carcinogenesis
                                           in Old World Monkeys.
                            Institute:     National Cancer Institute
                            Dates Funded:  12/19/95 - 12/18/00

             Exhibits incorporated by reference to the Company's FORM 10-KSB
             ----------------------------------------------------------------
             for the fiscal year ended May 31, 1996.
             --------------------------------------

             (10)(a)  Leases.
                      -------

                      1. Amendment to Lease Agreement - Medical Center Drive Facility

                      2. Second Amendment to Lease Agreement - Research Boulevard Facility

                 (b) Employment Agreement dated July 14, 1997 by and between John C. Landon and Diagnon Corporation.

             Exhibits incorporated by reference to the Company's FORM 10-KSB for
             -------------------------------------------------------------------
             the fiscal year ended May 31, 1998 (filed with the Company's FORM
             -----------------------------------------------------------------
             10-QSB for the quarter ended August 31, 1997.
             ---------------------------------------------

             (10)   Government Contracts.
                    ---------------------

                    1. Title:           Facility for Preparing and Housing Virus
                                        Infected Mice, Genetically Manipulated
                                        Mice, and Chimeric Mice.
                       Institute:       National Cancer Institute
                       Dates Funded:    10/1/97 - 9/30/01

             Exhibits incorporated by reference to the Company's Registration
             --------------------------------------------------- ------------
             Statement No. 1-13527 (filed on October 22, 1997.
             -------------------------------------------------

             (3) (1) Second Amended and Restated Certificate of Incorporation dated October 22, 1997.

                 (2)  By-laws.

                 (3)  Form of Common Stock Certificate.

                 (4)  Restated 1988 Stock Option Plan.

             Exhibits incorporated by reference to the Company's FORM 10-KSB for
             -------------------------------------------------------------------
             the fiscal year ended May 31, 1998 (filed with the Company's FORM
             -----------------------------------------------------------------
             10-QSB for the quarter ended November 30, 1997.
             -----------------------------------------------

             (10)(a)   Government Contracts.
                       ---------------------

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

                 (b) The Company's 1998 Stock Option Plan, adopted October 22, 1997.

                                       SIGNATURES
                                       ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized on August 25, 2000.


                                 BIOQUAL, INC.



                                 /s/ John C. Landon
                                 ---------------------------------
                                 BY:  John C. Landon
                                      Chairman of the Board
                                      President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                    Title                                Date
---------                    -----                                ----

                             Chairman of the
                             Board, President and
                             Director (Chief Executive
/s/ John C. Landon           Officer)                            8/25/00
-------------------------
John C. Landon, Ph.D.


/s/ J. Thomas August         Director                            8/25/00
-------------------------
J. Thomas August M.D.


/s/ Charles C. Francisco     Director                            8/25/00
-------------------------
Charles C. Francisco


/s/ Charles F. Gauvin        Director                            8/25/00
-------------------------
Charles F. Gauvin


/s/ Michael P. O'Flaherty    Chief Operating Officer
-------------------------
Michael P. O'Flaherty        and Secretary                       8/25/00


/s/ David A. Newcomer        Chief Financial Officer             8/25/00
-------------------------
David A. Newcomer

                         BIOQUAL, INC. AND SUBSIDIARY
                         ----------------------------

                   TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                   -----------------------------------------

Independent Auditors' Report.........................................  31

Financial Statements:
     Consolidated Balance Sheets, May 31, 2000 and 1999..............  32

     Consolidated Statements of Operations for each of the
      three years in the period ended May 31, 2000...................  33

     Consolidated Statements of Stockholders' Equity for each
      of the three years in the period ended May 31, 2000............  34

     Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2000.........................  35

     Notes to Financial Statements...................................  36

All financial statement schedules are omitted because they are not applicable or required.

Deloitte & Touche LLP
2 Hopkins Plaza
Baltimore, Maryland 21201-2983
Telephone: (410) 576-6700
Facsimile: (410) 837-0510
ITT Telex: 4995614



INDEPENDENT AUDITORS' REPORT


BIOQUAL, Inc.:

We have audited the accompanying consolidated balance sheets of BIOQUAL, Inc. and Subsidiary (formerly Diagnon Corporation and Subsidiaries) as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BIOQUAL, Inc. and Subsidiary at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP
Deloitte & Touche LLP
Baltimore, Maryland
August 4, 2000

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
CONSOLIDATED BALANCE SHEETS, MAY 31, 2000 AND 1999
--------------------------------------------------

ASSETS                                                                                             2000          1999
------                                                                                             ----          ----

CURRENT ASSETS:
Cash and cash equivalents                                                                     $    72,099   $    68,768
Accounts receivable:
  Trade                                                                                         1,633,110       966,354
  Unbilled - current                                                                              317,296       262,774
  Other                                                                                            19,817        26,867
Prepaid expenses                                                                                   95,069        91,522
Inventories                                                                                       225,841       287,596
Loans to Officers - current                                                                                      32,906
Deferred income taxes - current                                                                   116,800        77,300
                                                                                              -----------   -----------
Total current assets                                                                            2,480,032     1,814,087
                                                                                              -----------   -----------
FIXED ASSETS:
Leasehold improvements                                                                          1,007,976       832,264
Furniture, fixtures and equipment                                                               3,545,423     3,289,879
                                                                                              -----------   -----------
Total                                                                                           4,553,399     4,122,143
Less accumulated depreciation and amortization                                                  2,946,699     2,649,058
                                                                                              -----------   -----------
Fixed assets, net                                                                               1,606,700     1,473,085
                                                                                              -----------   -----------
DEFERRED INCOME TAXES - NONCURRENT                                                                497,900       600,400
UNBILLED ACCOUNTS RECEIVABLE - NONCURRENT                                                         440,687       493,512
OTHER NONCURRENT ASSETS                                                                            20,000
CASH VALUE OF OFFICERS' LIFE INSURANCE POLICIES                                                   280,755       242,650
                                                                                              -----------   -----------
TOTAL                                                                                         $ 5,326,074   $ 4,623,734
                                                                                              ===========   ===========
LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                                                               $   688,183   $   275,282
Current maturities of long-term debt                                                              123,114        66,093
Accounts payable                                                                                  201,254       215,956
Accrued compensation and related costs                                                            469,361       474,597
Accrued income taxes                                                                                             24,281
Other accrued liabilities                                                                          85,759        15,178
                                                                                              -----------   -----------
Total current liabilities                                                                       1,567,671     1,071,387
LONG-TERM DEBT                                                                                    190,144        56,211
                                                                                              -----------   -----------
Total liabilities                                                                               1,757,815     1,127,598
                                                                                              -----------   -----------
STOCKHOLDERS' EQUITY
--------------------
Convertible preferred stock - par value of $1.00 per share: 500,000 shares authorized; no shares issued and outstanding
Common stock - par value of $.01 per share;  25,000,000 shares authorized; 1,600,408               16,004        16,004
 shares issued; May 31, 2000, 880,091 shares, May 31, 1999, 872,672 shares outstanding
Additional paid-in capital                                                                      7,475,035     7,475,035
Accumulated deficit                                                                            (3,230,136)   (3,310,022)
                                                                                              -----------   -----------
Total                                                                                           4,260,903     4,181,017
Less - treasury stock May 31, 2000, 720,317 shares, May 31, 1999, 727,736 shares, at cost        (692,644)     (684,881)
                                                                                              -----------   -----------
Total stockholders' equity                                                                      3,568,259     3,496,136
                                                                                              -----------   -----------
TOTAL                                                                                         $ 5,326,074   $ 4,623,734
                                                                                              ===========   ===========

See notes to consolidated financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
FOR THE YEARS ENDED MAY 31,
---------------------------

                                                              2000                  1999                  1998
                                                              ----                  ----                  ----
REVENUES AND SALES:
  Contract revenues                                       $11,543,994           $11,017,981            $9,848,009
  Product sales                                               119,638                66,683                76,377
                                                          -----------           -----------            ----------
  Total Revenues and Sales                                 11,663,632            11,084,664             9,924,386
                                                          -----------           -----------            ----------
OPERATING EXPENSES:
  Contract                                                  9,055,392             8,354,057             7,709,687
  Cost of goods sold                                           99,708                55,238               108,984
  Research and development                                    166,943               203,167               144,123
  General and administrative                                2,106,483             1,943,074             1,886,038
                                                          -----------           -----------            ----------

  Total Operating Expenses                                 11,428,526            10,555,536             9,848,832
                                                          -----------           -----------            ----------

OPERATING INCOME                                              235,106               529,128                75,554

INTEREST INCOME                                                 4,253                 6,578                 9,708
INTEREST EXPENSE                                              (57,113)              (53,018)              (57,239)
                                                          -----------           -----------            ----------

INCOME BEFORE INCOME TAX                                      182,246               482,688                28,023

PROVISION FOR INCOME TAX                                      (85,000)              (87,800)             (177,400)
                                                          -----------           -----------            ----------

NET INCOME (LOSS)                                         $    97,246           $   394,888            $ (149,377)
                                                          ===========           ===========            ==========

BASIC EARNINGS (LOSS) PER SHARE                           $      0.11           $      0.44            $    (0.17)
                                                          ===========           ===========            ==========
DILUTED EARNINGS (LOSS) PER SHARE                         $      0.11           $      0.44            $    (0.17)
                                                          ===========           ===========            ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 FOR BASIC EARNINGS PER SHARE                                 872,693               890,626               899,584
EFFECT OF DILUTIVE SECURITIES -
 OPTIONS                                                        8,866                 8,818
                                                          -----------           -----------            ----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR DILUTIVE
  EARNINGS PER SHARE                                          881,559               899,444               899,584
                                                          ===========           ===========            ==========

See notes to consolidated financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------
FOR THE YEARS ENDED MAY 31,
---------------------------

                             COMMON STOCK                                             TREASURY STOCK
                             ------------                                             --------------

                          NUMBER                   ADDITIONAL
                            OF          PAR         PAID-IN      ACCUMULATED       NUMBER OF          AT
                          SHARES       VALUE        CAPITAL        DEFICIT          SHARES           COST            TOTAL
                          ------       -----        -------        -------          ------           ----            -----
BALANCE, JUNE 1, 1997     9,602,452   $ 96,024     $7,395,015     $(3,555,533)    (4,204,208)      $(627,357)       $3,308,149
SIX TO ONE REVERSE
  STOCK SPLIT            (8,002,044)   (80,020)        80,020                      3,503,507
REPURCHASE OF
  FRACTIONAL SHARES                                                                     (202)           (511)             (511)
NET LOSS                                                             (149,377)                                        (149,377)
                        ------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 1998     1,600,408     16,004      7,475,035      (3,704,910)      (700,903)       (627,868)       $3,158,261
STOCK RECEIVED FOR
  OFFICER LOAN
    REPAYMENT                                                                        (27,000)        (57,094)          (57,094)
EXERCISE OF STOCK
 OPTIONS                                                                                 167              81                81
NET INCOME                                                            394,888                                          394,888
                        ------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 1999     1,600,408     16,004      7,475,035      (3,310,022)      (727,736)       (684,881)       $3,496,136
STOCK RECEIVED FOR
  OFFICER  LOAN
REPAYMENT                                                                            (11,039)        (32,906)          (32,906)
DIVIDEND PAID                                                         (17,360)                                         (17,360)
STOCK GIFT TO
  EMPLOYEES                                                                            4,285           9,391             9,391
STOCK AWARD TO
  EMPLOYEE                                                                             1,000           2,250             2,250
EXERCISE OF STOCK
  OPTIONS                                                                             13,173          13,502            13,502
NET INCOME                                                             97,246                                           97,246
                        ------------------------------------------------------------------------------------------------------

BALANCE, MAY 31, 2000     1,600,408   $ 16,004     $7,475,035     $(3,230,136)      (720,317)      $(692,644)       $3,568,259
                         ==========   ========     ==========     ===========     ==========       =========        ==========

See notes to consolidated financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
FOR THE YEARS ENDED MAY 31,
---------------------------

                                                                                          2000        1999         1998
                                                                                        ---------   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                                      $  97,246   $ 394,888    $(149,377)
                                                                                        ---------   ---------    ---------
 Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
    Depreciation and amortization                                                         350,992     321,111      293,728
    Deferred income taxes                                                                  63,000      27,800      141,900
    (Increase) decrease in accounts receivable                                           (661,403)   (160,627)     305,333
    (Increase) decrease in prepaid expenses                                                (3,547)    (36,633)      21,555
    Decrease (increase) in inventories                                                     61,755    (242,489)        (146)
    Increase in other assets                                                              (58,105)     (8,275)     (29,826)
    Increase in accounts payable and accrued expenses                                      50,642      75,125       74,242
    Common stock gifted and awarded to employees                                           11,641
    (Decrease) increase in income taxes payable                                           (24,281)     11,372        7,366
                                                                                        ---------   ---------    ---------
      Total Adjustments                                                                  (209,306)    (12,616)     814,152
                                                                                        ---------   ---------    ---------
 NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                    (112,060)    382,272      664,775
                                                                                        ---------   ---------    ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Net capital expenditures                                                                (484,607)   (301,807)    (201,761)
                                                                                        ---------   ---------    ---------
 NET CASH USED FOR INVESTING ACTIVITIES                                                  (484,607)   (301,807)    (201,761)
                                                                                        ---------   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds (payments) under line-of-credit agreement                                   412,901      62,736     (323,574)
 Principal payments under long-term debt                                                  (78,706)   (140,244)    (135,837)
 Net proceeds from long-term debt                                                         269,661
 Net proceeds from exercise of stock options                                               13,502          81
 Dividends paid                                                                           (17,360)
 Net payments for fractional shares as a result of
  6 to 1 share reverse stock  split                                                                                   (511)
                                                                                        ---------   ---------    ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                      599,998     (77,427)    (459,922)
                                                                                        ---------   ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   3,331       3,038        3,092
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             68,768      65,730       62,638
                                                                                        ---------   ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $  72,099   $  68,768    $  65,730
                                                                                        =========   =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the year for:
  Interest                                                                              $  55,707   $  52,710    $  57,134
                                                                                        =========   =========    =========
  Income taxes                                                                          $  58,725   $  48,936    $  17,900
                                                                                        =========   =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  Long-term debt issued in connection with capital
   Leases                                                                                                        $ 110,040
                                                                                                                 =========
   Treasury stock received for payment
    of loans to officer                                                                 $  32,906   $  57,094
                                                                                        =========   =========

See notes to consolidated financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------

The accompanying consolidated financial statements include the accounts of BIOQUAL, Inc. ("BIOQUAL") and its wholly - owned subsidiary Enhanced Therapeutics, Inc. (collectively the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Merger and Name Change
----------------------

On December 31, 1999, Diagnon Corporation ("Diagnon") changed its name to BIOQUAL, Inc. The name change was effected as a result of the merger of Diagnon and its wholly - owned subsidiary, BIOQUAL, Inc., with Diagnon being the surviving corporation. In the merger Diagnon adopted the name BIOQUAL, Inc. as the name of the surviving entity.

Segment Information
-------------------

During fiscal year 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131 Disclosures About Segments of and Enterprise and Related Information. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. The Company has determined that it only has one material operating segment and, in accordance with SFAS No. 131, has described and reported the Company as such. The Company's principal business consists of the government contract research operations.

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

Government contracts
--------------------

Substantially all of the Company's revenue is from U.S. Government contracts. The indirect rates used in cost-plus-fixed-fee (CPFF) contracts are subject to final negotiated settlements for each fiscal year.

Revenue Recognition
-------------------

Contract research revenue is generally earned based on CPFF arrangements and is recognized as costs are incurred. The Company is required to implement Staff Accounting Bulletin (SAB) No. 101 in the fourth quarter of fiscal year 2001. This SAB provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company has not completed its assessment of the impact of SAB No. 101 on its financial statements.

Earnings (Loss) Per Share
-------------------------

The Company uses Statement of Financial Accounting Standard No. 128 ("SFAS 128") "Earnings Per Share" for the calculation of basic and diluted earnings per share.

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

Cash Dividend
-------------

During the second quarter of fiscal year 2000, the Company paid a cash dividend totaling $17,360 to shareholders of record as of September 7, 1999.

Stock Gifts and Awards to Employees
-----------------------------------

During fiscal year 2000, the Company gifted and awarded a total of 5,285 shares of the Company's common stock to certain employees. The total cost of those shares was $11,641.

Stock Options
-------------

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1988 and 1998 Stock Option Plans, accordingly, no compensation has been recognized for the plans. Had compensation costs for the plans been determined based on fair value at the grant date under the plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income/loss and income/loss per share would not have been materially affected on a pro forma basis for the years ended May 31, 2000, 1999 and 1998.

The Company has granted 54,176 shares of its Common Stock under its 1988 and 1998 stock option plans. The 1998 stock option plan is authorized to grant options to purchase up to 83,333 shares of common stock. Except for certain options granted to an officer and a director, options expire ten years from date of grant under the plan, or upon the optionee's separation from the Company and are granted at the average of the closing bid and ask price of the Company's Common Stock at the date of grant. Options for 24,000 and 3,334 common shares granted to an officer and a director for a period of five years expire in 2001 and 2004, respectively. The Company has reserved an additional 6,001 shares of its Common Stock to cover the exercise of options granted outside its 1988 and 1998 stock option plans. The 1988 plan was terminated in accordance with its terms and conditions on June 20, 1998.

The number of options exercisable at May 31 were 60,177 in 2000, 73,684 in 1999, and 72,351 in 1998.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                      2000                    1999
                                      ----                    ----

  Expected volatility                82.85%                   36.0%
  Risk-free interest rate          6.54%-6.29%              5.5%-6.15%
  Expected term of options         5-10 years               5-10 years
  Expected dividend yield             -0-                      -0-

Information regarding the Company's stock option plans for the years ended May 31, 2000, 1999 and 1998 is as follows:

                                                2000                               1999                         1998
                                                ----                               ----                         ----
                                                         Weighted                          Weighted                    Weighted
                                                         Average                           Average                     Average
                                                         Exercise                          Exercise                    Exercise
                                         Options          Price             Options         Price        Options        Price
                                         -------         --------           -------        --------      -------       --------
Outstanding at beginning of year          73,684          $ 2.19             72,351          $ 2.17      73,018        $  2.16
Granted                                      834            2.38             34,000            2.52
Forfeited                                 (1,168)           1.94            (32,500)           2.50        (667)           .81
Exercised                                (13,173)           1.02               (167)            .48      _______
                                         --------                           -------

Outstanding at end of year                60,177          $ 2.46             73,684          $ 2.19      72,351        $  2.17
                                         =======                            =======                      ======

Options exercisable at end of year        60,177          $ 2.46             73,684          $ 2.19      72,351        $  2.17
                                         =======                            =======                      ======

Weighted average fair value of
 options granted during year             $  1.28                            $  0.88

                                   Outstanding and Exercisable
                                 --------------------------------
                                             Weighted    Weighted
                                            Remaining    Average
                                           Contractual   Exercise
                                 Options   Life (years)   Price
                                 --------  ------------  --------

Range of exercise price
 .54   to 1.80                     14,671         5.88      $1.51
2.0625 to 2.625                    16,004         5.75       2.37
2.8875 to 3.375                    29,502         3.88       2.98
                                   ------

                                   60,177         4.87      $2.46
                                   ======


3.  LINE OF CREDIT

The Company has a line of credit of $1,000,000 with a bank to meet periodic cash flow needs. As of May 31, 2000, there were $688,183 of borrowings under this line of credit. During fiscal year 2000 the maximum amount borrowed was $926,520, the average balance outstanding was $521,926, and the average interest rate was 8.80%. The line is guaranteed by BIOQUAL, Inc., and bears interest at the prime rate plus .25% and is collateralized by trade accounts receivable. The line is subject to renewal on or before October 29, 2000.

4.  LONG-TERM DEBT

Notes payable
-------------

In March 2000, the Company entered into a $166,376 (80% of the original purchase price) term note payable with a bank to finance the purchase of non-human primate housing units. The term is three years and bears interest at a rate of 9.13% per annum. Maturities under this note are as follows: $51,637 in 2001, $56,625 in 2002 and $45,500 in 2003.

In May 2000, the Company entered into a $103,285 (80% of the original purchase price) term note payable with a bank to finance the purchase and installation of a back-up generator. The term is three years and bears interest at a rate of 9.15% per annum. Maturities under this note are as follows: $31,300 in 2001, $34,331 in 2002 and $37,654 in 2003.

The term notes above are collateralized by the subject equipment having net book value of $326,125 at May 31, 2000.


Capital leases
--------------

                                    2000         1999
                                    ----         ----

Capitalized Lease Obligations     $56,211      $122,304

Less Current Maturities            40,177        66,093
                                  -------      --------

Long-Term                         $16,034      $ 56,211
                                  =======      ========

Future annual minimum payments under the capital leases as of May 31, 2000, were:


     2001                                        $43,101
     2002                                         16,435
                                                 -------
                                                  59,536
     Less:  Amount representing interest           3,325
                                                 -------
     Present value of minimum lease payments     $56,211
                                                 =======

The Company leases equipment under various capital leases which expire in fiscal years 2001 and 2002. Property held under the capital leases at May 31, 2000 and 1999 consisted of the following:

                                       2000         1999
                                       ----         ----

    Equipment                        $589,402     $589,402
    Less accumulated amortization     268,866      209,926
                                     --------     --------
                                     $320,536     $379,476
                                     ========     ========

The equipment is amortized on a straight-line basis over the estimated useful life of the equipment. Amortization expense amounted to $58,940, $58,940 and $54,347 in 2000, 1999 and 1998, respectively, and is included with depreciation expense in the financial statements.

The fair value of long-term debt is estimated to approximate its carrying value at May 31, 2000 based on borrowing rates currently available with similar terms and maturity.

5.  INCOME TAXES

Income taxes are accounted for using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires an asset and liability approach to financial accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are provided for differences between the financial statement and income tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the income tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

The components of income tax expense are as follows:


                              2000         1999         1998
                             -------      -------     --------
    Current tax expense      $22,000      $60,000     $ 35,500
    Deferred tax expense      63,000       27,800      141,900
                             -------      -------     --------
                             $85,000      $87,800     $177,400
                             =======      =======     ========

A reconciliation of actual income tax expense to that which would have resulted from applying the federal statutory tax rates is as follows:

                                          2000         1999         1998
                                          ----         ----         ----
Federal taxes at statutory
  rate                                 $   62,000   $  164,500   $    9,500
State taxes at statutory rate              14,500       39,600       23,400
Executive life insurance
  premiums                                  8,500        3,000        3,000
Decrease (increase) in
  previously recognized tax
  loss carryforwards, net of
  other adjustments to deferred
  taxes                                         -     (113,000)     141,900
   Other, net                                   -       (6,300)      (1,400)
                                       ----------   ----------   ----------
                                       $   85,000   $  177,400   $  177,400
                                       ==========   ==========   ==========

The components of deferred income taxes are as follows:

                                        May 31,      May 31,      May 31,
                                         2000         1999         1998
                                      ----------   ----------   ----------
Financial statement accruals          $   46,735   $   48,735   $   45,553
Different useful lives for
  depreciation of fixed assets
    for tax purposes                    (158,000)    (148,000)     (46,000)
Research & development costs
  deferred for tax purposes              250,000      218,000      164,000
Tax loss carryforward                  1,185,000    1,268,000    1,443,000
Less valuation allowance                (709,035)    (709,035)    (901,053)
                                      ----------   ----------   ----------
Total deferred income taxes           $  614,700   $  677,700   $  705,500
                                      ==========   ==========   ==========

As of May 31, 2000, the Company has cumulative tax operating loss carryforwards of approximately $3,400,000 available to reduce future federal taxable income and approximately $7,000,000 available to reduce future state taxable income. The operating loss carryforwards expire in fiscal years 2001 to 2003. Management believes that it is more likely than not that the Company will generate future taxable income sufficient to realize a portion of the remaining tax loss carryforward and that the valuation allowance is appropriate given the current estimates of future taxable income.

6.  COMMITMENTS AND CONTINGENCIES

Leases
------

The Company is a lessee under various noncancelable operating leases, covering the facilities in which its operations are conducted and certain equipment and vehicles. During 1999 and 1998, the Company subleased a part of its premises. As of May 31, 2000, there are no material sublease agreements. The rental income earned has been offset against the Company's rental expense in the period. The aggregate minimum annual rental commitments under these various leases are as follows:

2001         $1,628,000
2002          1,598,000
2003             13,000
2004              1,500
2005              1,500

Facilities leases contain options for five-year extensions.

Rental expense was approximately $1,579,000 net of $-0- sublease income, $1,449,000, net of $12,000 of sublease income and $1,346,000, net of $11,000 of sublease income, for the years ended May 31, 2000, 1999 and 1998, respectively.

7.  RELATED PARTIES

The following schedule presents information regarding loans to officers for the three year period ended May 31, 2000.


                             Balance at                           Balance
                            Beginning of                         at End of
Name of Person                 Period     Additions  Repayments   Period
--------------              ------------  ---------  ----------  ---------

Year Ended May 31, 2000:

President                        $32,906       $-0-     $32,906    $   -0-

Year Ended May 31, 1999:

President                         90,000        -0-      57,094     32,906

Year Ended May 31, 1998:

President                         90,000        -0-         -0-     90,000


The loan to the President bore interest at the six month certificate of deposit rate. The Company's shareholders affirmatively voted to approve the purchase of common stock of the Company held by the President at fair market value in an amount sufficient to fund the loan payments, plus accrued interest. During the 2000 and 1999 fiscal years, the Company purchased shares valued at $32,906 and $57,094, respectively, to complete the repayment of the loan in full.

The President has an employment agreement with the Company which provides a base compensation and additional incentive compensation dependent upon annual operations. This agreement expires on July 13, 2002.

8.  SUBSEQUENT EVENTS

On July 12, 2000, the Board of Directors declared a dividend of $0.03 a share for shareholders of record on September 11, 2000, payable on September 27, 2000. This is the second dividend declared by the Company.

                                   EXHIBITS