Form 10QSB
period 2000-08-31
BIOQUAL INC
filed 2000-10-16
CIK 719711

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2000
                                               ---------------

                        Commission file number 1-13527
                                               -------


                                 BIOQUAL, INC.
                                 -------------


         State of Delaware                                    13-3078199
         -----------------                                    ----------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

   9600 Medical Center Drive, Rockville,  Maryland               20850
   -------------------------------------------------------------------
   (Address of principal executive office)                  (Zip  Code)

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

                  Yes  X                  No  ___
                      ---

   Common Stock, $.01 par value per share; authorized 25,000,000 shares; 880,591 shares outstanding as of October 9, 2000.

   Transitional Small Business Disclosure Format (Check one):  Yes ___  No  X
                                                                           ---

                                 BIOQUAL, INC.
                                 -------------

                                     INDEX
                                     -----

Part I.  Financial Information                                             Page
------------------------------                                             ----

  Item 1.  Financial Statements.

     Unaudited Consolidated Balance Sheets, May 31, 2000 and
       August 31, 2000........................................................2

     Unaudited Consolidated Statements of Operations for
       the Three Months Ended August 31, 2000 and
       August 31, 1999........................................................3

     Unaudited Consolidated Statements of Cash Flows
       for the Three Months Ended August 31, 2000 and
       August 31, 1999........................................................4

     Notes to Financial Statements............................................5

  Item 2.  Management's Discussion and Analysis...............................5

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED BALANCE SHEETS, MAY 31, 2000 AND AUGUST 31, 2000
-----------------------------------------------------------------------

ASSETS                                                                                            AUGUST 31, 2000   MAY 31, 2000
------                                                                                            ----------------  -------------
CURRENT ASSETS:
Cash and cash equivalents                                                                             $    73,137    $    72,099
Accounts receivable:
  Trade                                                                                                 1,375,944      1,633,110
  Unbilled - current                                                                                      186,342        317,296
  Other                                                                                                    14,705         19,817
Prepaid expenses                                                                                          119,358         95,069
Inventories                                                                                               251,241        225,841
Deferred income taxes - current                                                                            84,800        116,800
                                                                                                      -----------    -----------
Total current assets                                                                                    2,105,527      2,480,032
                                                                                                      -----------    -----------
FIXED ASSETS:
Leasehold improvements                                                                                  1,028,472      1,007,976
Furniture, fixtures and equipment                                                                       3,601,201      3,545,423
                                                                                                      -----------    -----------
Total                                                                                                   4,629,673      4,553,399
Less accumulated depreciation and amortization                                                          3,032,807      2,946,699
                                                                                                      -----------    -----------
Fixed assets, net                                                                                       1,596,866      1,606,700
                                                                                                      -----------    -----------
DEFERRED INCOME TAXES - NONCURRENT                                                                        497,900        497,900
UNBILLED ACCOUNTS RECEIVABLE - NONCURRENT                                                                 356,956        440,687
OTHER NONCURRENT ASSETS                                                                                                   20,000
CASH VALUE OF OFFICERS' LIFE INSURANCE POLICIES                                                           280,755        280,755
                                                                                                      -----------    -----------
TOTAL                                                                                                 $ 4,838,004    $ 5,326,074
                                                                                                      ===========    ===========
LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                                                                       $   359,539    $   688,183
Current maturities of long-term debt                                                                      115,575        123,114
Accounts payable                                                                                          207,983        201,254
Accrued compensation and related costs                                                                    293,847        469,361
Other accrued liabilities                                                                                 109,101         85,759
                                                                                                      -----------    -----------
Total current liabilities                                                                               1,086,045      1,567,671
LONG-TERM DEBT                                                                                            162,720        190,144
                                                                                                      -----------    -----------
Total liabilities                                                                                       1,248,765      1,757,815
                                                                                                      -----------    -----------
STOCKHOLDERS' EQUITY
--------------------
Convertible preferred stock - par value of $1.00 per share, 500,000 shares authorized; no shares issued and outstanding
Common stock - par value of $.01 per share; 25,000,000 shares authorized; 1,600,408 shares
 issued; August 31, 2000, and   May 31, 2000, 880,091 shares outstanding                                   16,004         16,004
Additional paid-in capital                                                                              7,475,035      7,475,035
Accumulated deficit                                                                                    (3,209,136)    (3,230,136)
                                                                                                      -----------    -----------
Total                                                                                                   4,281,903      4,260,903
Less - treasury stock August 31, 2000, and, May 31, 2000, 720,317 shares, at cost                        (692,664)      (692,644)
                                                                                                      -----------    -----------
Total stockholders' equity                                                                              3,589,239      3,568,259
                                                                                                      -----------    -----------
TOTAL                                                                                                 $ 4,838,004    $ 5,326,074
                                                                                                      ===========    ===========

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------
FOR THE THREE MONTHS ENDED AUGUST 31,
-------------------------------------

                                                               2000           1999
                                                               ----           ----
REVENUES AND SALES:
  Contract revenues                                         $3,072,278     $2,734,001
  Product sales                                                  3,260         31,371
                                                            ----------     ----------
  Total Revenues and Sales                                   3,075,538      2,765,372
                                                            ----------     ----------

OPERATING EXPENSES:
  Contract                                                   2,458,364      2,161,246
  Cost of goods sold                                             2,593         27,149
  Research and development                                      17,432         53,921
  General and administrative                                   505,611        486,049
                                                            ----------     ----------

  Total                                                      2,984,000      2,728,365
                                                            ----------     ----------

OPERATING INCOME                                                91,538         37,007

INTEREST INCOME                                                  1,181            813
INTEREST EXPENSE                                               (13,317)       (12,818)
                                                            ----------     ----------

INCOME BEFORE INCOME TAX                                        79,402         25,002

PROVISION FOR INCOME TAX                                        32,000         14,000
                                                            ----------     ----------

NET INCOME                                                  $   47,402     $   11,002
                                                            ==========     ==========

BASIC EARNINGS PER SHARE                                    $     0.05     $     0.01
                                                            ==========     ==========
DILUTED EARNINGS PER SHARE                                  $     0.05     $     0.01
                                                            ==========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 FOR BASIC EARNINGS PER SHARE                                  880,091        872,092
EFFECT OF DILUTIVE SECURITIES - OPTIONS                         11,392         14,715
                                                            ----------     ----------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 OPTIONS FOR DILUTIVE EARNINGS PER SHARE                       891,483        886,807
                                                            ==========     ==========

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------
FOR THE THREE MONTHS ENDED AUGUST 31,
-------------------------------------

                                                                                 2000        1999
                                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                   $  47,402   $  11,002
                                                                              ---------   ---------
  Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
    Depreciation and amortization                                                86,108      83,958
    Deferred income taxes                                                        32,000       5,000
    Decrease (increase) in accounts receivable                                  476,963    (208,150)
    Increase in prepaid expenses                                                (24,289)    (44,841)
    (Increase) decrease in inventories                                          (25,400)      5,813
    Decrease (increase) in other assets                                          20,000     (40,000)
    Decrease in accounts payable and accrued expenses                          (145,462)   (201,252)
    Common stock gifted to employees                                                          9,392
    Decrease in income taxes payable                                                        (15,000)
                                                                              ---------   ---------
      Total Adjustments                                                         419,920    (405,080)
                                                                              ---------   ---------
 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                           467,322    (394,078)
                                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                           (76,274)    (62,273)
                                                                              ---------   ---------
 NET CASH USED FOR INVESTING ACTIVITIES                                         (76,274)    (62,273)
                                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payments) proceeds under line-of-credit agreement                        (328,644)    476,918
 Dividend declared                                                              (26,403)
 Principal payments under notes payable and capital lease obligations           (34,963)    (19,819)
                                                                              ---------   ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                           (390,010)    457,099
                                                                              ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         1,038         748
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 72,099      68,768
                                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  73,137   $  69,516
                                                                              =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                                    $  16,650   $  11,244
                                                                              =========   =========
  Income taxes                                                                            $  22,500
                                                                                          =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

 Treasury stock received for payment of loans to officer                                  $  24,750
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------

In this first quarter of fiscal year 2001, BIOQUAL, Inc. ("BIOQUAL") realized net income of $47,402.

On July 12, 2000, the Board of Directors declared a cash dividend of $0.03 per share for shareholders of record on September 11, 2000. The dividend was paid on September 27, 2000. This was the second cash dividend declared by the Company.

On July 26, 2000 the Company was awarded and began work on a Phase I Small Business Innovative Research (SBIR) grant from the National Institute of Dental and Craniofacial Research titled "The Hyrax as a Model for Facial Biomechanics and Growth". The six-month grant totals $98,711.

On October 1, 2000 the Company won a renewal competition for a National Cancer Institute (NCI) contract to support researchers at the NCI. The contract entitled "Development of New Methods and Strategies for Diagnosis and Treatment of Invasive Infections in Patients with Cancer" totals $376,536 and extends for five years to September 2005.

Results of Operations
---------------------

For the three months of operations ended August 31, 2000 (the Company's first quarter), contract revenues increased by 12.4% or $338,277 to $3,072,278 compared to $2,734,001 in the first quarter of fiscal year 2000. This increase is primarily due to an increase in government contract activity including approximately $103,000 in reimbursable costs related to a toxicity study which began during the third quarter of fiscal year 2000, and the funding of a $25,858 indirect rate variance cost overrun of a contract that expired in fiscal year 1996 (the contract was administratively closed out on August 24, 2000). Product sales decreased to $3,260 compared to $31,371 in fiscal year 2000. Contract operating expenses increased 13.7% or $297,118 compared to the first quarter of fiscal year 2000 primarily due to increased government contract activity (including the $103,000 in costs related to a toxicity study as mentioned above). Cost of goods sold decreased to $2,593 from $27,149 in the first quarter of fiscal year 2000. This decrease was primarily due to the decrease in units of products sold during this fiscal year. Research and development (R&D) expenses decreased to

$17,432 compared to $53,921 in the first quarter of fiscal year 2000. This decrease is primarily due to a voluntary reduction in staffing in the Company's Department of Discovery Research. General and administrative expenses increased 4.0% compared to the first quarter of fiscal year 2000 primarily due to inflationary increases in several items of expense. Total operating expenses increased 9.4% due to the above.

Operating income increased to $91,538 compared to $37,007 in the same quarter of the prior fiscal year. The increase is primarily due to 1) the funding of a $25,858 indirect rate variance cost overrun of a contract that expired in fiscal year 1996 as mentioned above and 2) the decrease in R&D expenses.

For this quarter, BIOQUAL had interest expense of $13,317 compared to interest expense of $12,818 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $32,000 for the three months ended August 31, 2000. The Company will utilize available state net operating loss ("NOL") carryforwards to offset state income tax. The state NOL carryforwards become available for use as a result of the December 31, 1999 merger between Diagnon Corporation and BIOQUAL, Inc.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 5,502 shares of common stock at a price of $3.375 per share were outstanding at August 31, 2000 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares. Options to purchase 38,504 shares of common stock at prices ranging from $2.52 per share to $3.375 per share were outstanding at August 31, 1999 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in cash and cash equivalents are detailed in the Statements of Consolidated Cash Flows on page 4. Total assets decreased $488,070. This amount was primarily attributable to a decrease to accounts receivable of $476,963 consisting mainly of 1) a decrease of $257,166 in trade accounts receivable reflecting a faster collection rate compared to the previous fiscal year end, 2) a $214,685 decrease in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $83,731 decrease in reimbursable indirect rate variances for the current fiscal year, a net $125,671 decrease in month end accrued sales on accrued direct labor comparing the current period and the accrual at the end of fiscal year 2000, and a $5,283 decrease in prior year rate variance billed this quarter, and 3) a $5,112 decrease in other accounts receivable. Other noncurrent assets decreased $20,000 representing a final payment on a nonhuman primate housing unit order from the previous fiscal year end. Deferred income taxes decreased by $32,000 as a result of utilizing a portion of the federal income tax loss carryforward. Fixed assets, net of accumulated depreciation and amortization decreased $9,834 reflecting depreciation and amortization of $86,108 offset by fixed asset purchases of $76,274 (mainly laboratory equipment and facility improvements).

The decrease above is partially offset by 1) an increase in prepaid expenses of $24,289 primarily due to the prepayment of business liability and life insurance premiums, and 2) an increase in inventories of $25,400. The balance of the decrease was due to other miscellaneous factors.

Liabilities

In the first three months of operations, total liabilities decreased $509,050 from $1,757,815 at May 31, 2000 to $1,248,765 at August 31, 2000. This decrease is primarily attributable to 1) a decrease to borrowings under line-of-credit of $328,644 reflecting the faster collection of trade accounts receivable, 2) a decrease in accrued compensation and related costs of $175,514 reflecting a shorter accrual period this quarter when compared to the prior year end and the payment of accrued bonuses from fiscal year 2000 during this quarter, and 3) payments totaling $34,963 on capital leases and notes payable reducing long-term debt.

The decrease above is partially offset by a $23,342 increase in other accrued liabilities. This increase is primarily due to a $26,403 accrual of the cash dividend declared on July 12, 2000 and paid on September 25, 2000. The balance of the decrease was due to other miscellaneous factors.

Stockholders' Equity

In the first three months of operation in fiscal year 2001, stockholders' equity increased $20,980 primarily due to the Company realizing $47,402 of net income offset by the $26,403 cash dividend declared on July 12, 2000.

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



                                 BIOQUAL, INC.



DATE  October 12, 2000           /s/ John C. Landon
     --------------------        ------------------
                                 Chairman of the Board,
                                 President and Chief Executive
                                 Officer



DATE  October 12, 2000           /s/ Michael P. O'Flaherty
     --------------------        -------------------------
                                 Chief Operating Officer and
                                 Secretary



DATE  October 12, 2000           /s/ David A. Newcomer
     --------------------        ---------------------
                                 Chief Financial Officer