Form 10QSB
period 2000-11-30
BIOQUAL INC
filed 2001-01-16
CIK 719711

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2000
                                              -----------------

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

                  Yes  X                  No  ___
                      ---

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 880,425 shares outstanding as of January 10, 2001.

Transitional Small Business Disclosure Format (Check one):  Yes ___  No  X
                                                                        ---

                                 BIOQUAL, INC.
                                 -------------

                                     INDEX
                                     -----

Part I.  Financial Information                                           Page
------------------------------                                           ----
  Item 1.  Financial Statements.

     Unaudited Consolidated Balance Sheets, May 31, 2000 and
        November 30, 2000................................................  2

     Unaudited Consolidated Statements of Operations for
        the Three Months Ended November 30, 2000 and
        November 30, 1999................................................  3

     Unaudited Consolidated Statements of Operations for
        the Six Months Ended November 30, 2000 and
        November 30, 1999................................................  4

     Unaudited Consolidated Statements of Cash Flows
        for the Six Months Ended November 30, 2000 and
        November 30, 1999................................................  5

     Notes to Financial Statements.......................................  6

  Item 2.  Management's Discussion and Analysis..........................  6

Part II.  Other Information
---------------------------

  Item 4.  Submission of Matters to a Vote of
             Security Holders............................................ 10

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED BALANCE SHEETS, MAY 31, 2000 AND NOVEMBER 30, 2000
-------------------------------------------------------------------------

ASSETS                                                                                   NOVEMBER 30, 2000           MAY 31, 2000
------                                                                                   -----------------           ------------
CURRENT ASSETS:
Cash and cash equivalents                                                                $      74,220               $   72,099
Accounts receivable:
  Trade                                                                                      1,315,031                1,633,110
  Unbilled - current                                                                           323,286                  317,296
  Other                                                                                         16,128                   19,817
Prepaid expenses                                                                               121,410                   95,069
Inventories                                                                                    243,171                  225,841
Deferred income taxes - current                                                                 36,800                  116,800
                                                                                         -------------              -----------
Total current assets                                                                         2,130,046                2,480,032
                                                                                         -------------              -----------
FIXED ASSETS:
Leasehold improvements                                                                         992,627                1,007,976
Furniture, fixtures and equipment                                                            3,607,647                3,545,423
                                                                                         -------------              -----------
Total                                                                                        4,600,274                4,553,399
Less accumulated depreciation and amortization                                               3,092,951                2,946,699
                                                                                         -------------              -----------
Fixed assets, net                                                                            1,507,323                1,606,700
                                                                                         -------------              -----------
DEFERRED INCOME TAXES - NONCURRENT                                                             497,900                  497,900
UNBILLED ACCOUNTS RECEIVABLE - NONCURRENT                                                      332,057                  440,687
OTHER NONCURRENT ASSETS                                                                                                  20,000
CASH VALUE OF OFFICERS' LIFE INSURANCE POLICIES                                                280,755                  280,755
                                                                                         -------------              -----------
TOTAL                                                                                    $   4,748,081              $ 5,326,074
                                                                                         =============              ===========
LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                                                          $     278,810              $   688,183
Current maturities of long-term debt                                                           107,859                  123,114
Accounts payable                                                                               117,413                  201,254
Accrued compensation and related costs                                                         360,756                  469,361
Other accrued liabilities                                                                       81,361                   85,759
                                                                                         -------------              -----------
Total current liabilities                                                                      946,199                1,567,671
LONG-TERM DEBT                                                                                 139,991                  190,144
                                                                                         -------------              -----------
Total liabilities                                                                            1,086,190                1,757,815
                                                                                         -------------              -----------
STOCKHOLDERS' EQUITY

Convertible preferred stock - par value of $1.00 per share, 500,000 shares authorized; no shares issued and outstanding Common stock - par value of $.01 per share; 25,000,000 shares authorized; 1,600,408 shares issued; November 30, 2000,
880,425 shares, May 31, 2000, 880,091 shares outstanding                                        16,004                   16,004
Additional paid-in capital                                                                   7,475,035                7,475,035
Accumulated deficit                                                                         (3,137,085)              (3,230,136)
                                                                                         -------------              -----------
Total                                                                                        4,353,954                4,260,903
Less - treasury stock November 30, 2000, 719,983 shares, May 31, 2000, 720,317
shares, at cost                                                                               (692,063)                (692,644)
                                                                                         -------------              -----------
Total stockholders' equity                                                                   3,661,891                3,568,259
                                                                                         -------------              -----------
TOTAL                                                                                    $   4,748,081              $ 5,326,074
                                                                                         =============              ===========

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------
FOR THE THREE MONTHS ENDED NOVEMBER 30,
---------------------------------------

                                                     2000            1999
                                                     ----            ----
REVENUES AND SALES:
  Contract revenues                               $  2,930,652   $  2,962,977
  Product sales                                          8,577          8,139
                                                  ------------   ------------
  Total Revenues and Sales                           2,939,229      2,971,116
                                                  ------------   ------------

OPERATING EXPENSES:
  Contract                                           2,260,600      2,380,552
  Cost of goods sold                                     8,070          8,891
  Research and development                              14,078         46,950
  General and administrative                           523,523        486,441
                                                  ------------   ------------

  Total                                              2,806,271      2,922,834
                                                  ------------   ------------

OPERATING INCOME                                       132,958         48,282

INTEREST INCOME                                          1,127            807
INTEREST EXPENSE                                       (14,035)       (14,789)
                                                  ------------   ------------

INCOME BEFORE INCOME TAX                               120,050         34,300

PROVISION FOR INCOME TAX                                48,000         10,000
                                                  ------------   ------------

NET INCOME                                        $     72,050   $     24,300
                                                  ============   ============

BASIC EARNINGS PER SHARE                          $       0.08   $       0.03
                                                  ============   ============
DILUTED EARNINGS PER SHARE                        $       0.08   $       0.03
                                                  ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING FOR BASIC EARNINGS
   PER SHARE                                           880,157        869,286
EFFECT OF DILUTIVE SECURITIES -
  OPTIONS                                               12,197         15,450
                                                  ------------   ------------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING OPTIONS FOR DILUTIVE
   EARNINGS PER SHARE                                  892,354        884,736
                                                  ============   ============

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------
FOR THE SIX MONTHS ENDED NOVEMBER 30,
-------------------------------------

                                                  2000              1999
                                                  ----              ----
REVENUES AND SALES:
  Contract revenues                           $  6,002,930     $  5,696,978
  Product sales                                     11,837           39,510
                                              ------------     ------------
  Total Revenues and Sales                       6,014,767        5,736,488
                                              ------------     ------------

OPERATING EXPENSES:
  Contract                                       4,718,965        4,541,798
  Cost of goods sold                                10,663           36,040
  Research and development                          31,510          100,871
  General and administrative                     1,029,133          972,490
                                              ------------     ------------

  Total                                          5,790,271        5,651,199
                                              ------------     ------------

OPERATING INCOME                                   224,496           85,289

INTEREST INCOME                                      2,308            1,620
INTEREST EXPENSE                                   (27,352)         (27,607)
                                              ------------     ------------

INCOME BEFORE INCOME TAX                           199,452           59,302

PROVISION FOR INCOME TAX                            80,000           24,000
                                              ------------     ------------

NET INCOME                                    $    119,452     $     35,302
                                              ============     ============

BASIC EARNINGS PER SHARE                      $       0.14     $       0.04
                                              ============     ============
DILUTED EARNINGS PER SHARE                    $       0.13     $       0.04
                                              ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING FOR BASIC EARNINGS
  PER SHARE                                        880,124          870,696
EFFECT OF DILUTIVE SECURITIES -
  OPTIONS                                           11,795           15,450
                                              ------------     ------------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING OPTIONS FOR DILUTIVE
  EARNINGS PER SHARE                               891,919          886,146
                                              ============     ============

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------
FOR THE SIX MONTHS ENDED NOVEMBER 30,
-------------------------------------

                                                                                        2000                      1999
                                                                                        ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                        $       119,452           $        35,302
                                                                                   ---------------           ---------------
  Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
    Depreciation and amortization                                                          203,972                   134,300
    Deferred income taxes                                                                   80,000                     5,000
    Decrease (increase) in accounts receivable                                             424,408                  (249,945)
    Increase in prepaid expenses                                                           (26,341)                  (33,416)
    Increase in inventories                                                                (17,330)                  (10,499)
    Decrease (increase) in other assets                                                     20,000                   (36,000)
    Decrease in accounts payable and accrued expenses                                     (196,844)                 (171,142)
    Common stock gifted to employees                                                                                   9,392
    Decrease in income taxes payable                                                                                 (24,281)
                                                                                   ---------------           ---------------
      Total Adjustments                                                                    487,865                  (376,591)
                                                                                   ---------------           ---------------
 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                      607,317                  (341,289)
                                                                                   ---------------           ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                     (104,595)                 (164,847)
                                                                                   ---------------           ---------------
 NET CASH USED FOR INVESTING ACTIVITIES                                                   (104,595)                 (164,847)
                                                                                   ---------------           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payments) proceeds under line-of-credit agreement                                   (409,373)                  556,742
 Net proceeds from exercise of stock options                                                   581                     5,526
 Dividend paid                                                                             (26,401)                  (17,363)
 Principal payments under notes payable and capital
   lease obligations                                                                      (65,408)                  (37,214)
                                                                                   ---------------           ---------------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                      (500,601)                  507,691
                                                                                   ---------------           ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    2,121                     1,555
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            72,099                    68,768
                                                                                   ---------------           ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $        74,220           $        70,323
                                                                                   ===============           ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                                         $        30,663           $        26,036
                                                                                   ===============           ===============
  Income taxes                                                                                               $        57,600
                                                                                                             ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

 Treasury stock received for payment of loans to officer                                                     $        32,906
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------

In this second quarter of fiscal year 2001, BIOQUAL, Inc. ("BIOQUAL") realized net income of $72,050. Net income for the six months of fiscal year 2001 totaled $119,452.

On October 1, 2000, BIOQUAL won a renewal competition for a National Cancer Institute (NCI) contract to support researchers at the NCI. The contract entitled "Development of New Methods and Strategies for Diagnosis and Treatment of Invasive Infections in Patients with Cancer" totals $376,536 and extends for five years to September 2005.

On December 18, 2000, BIOQUAL won a renewal competition for a NCI contract to support the Institute's AIDS researchers. The contract entitled "Nonhuman Primate Models of AIDS: Prophylactic and Therapeutic Studies" totals $4,628,783 and extends for five years to December 2005.

Results of Operations
---------------------

Three Month Comparison
----------------------

For the three months of operations ended November 30, 2000 (BIOQUAL's second quarter), contract revenues decreased by 1.1% or $32,325 to $2,930,652 compared to $2,962,977 in the second quarter of fiscal year 2000. This decrease is primarily due to a decrease of $141,000 in reimbursable costs related to a toxicity study compared to similar costs recorded in the second quarter of fiscal year 2000. Offsetting the above decrease in revenues was the fiscal year 2000 reserve of $50,000 for an indirect cost overrun on a contract that expired on December 27, 1999. An increase in government contract activity also partially offsets the above net decrease. Product sales increased to $8,577 compared to $8,139 in fiscal year 2000. Contract operating expenses decreased 5.0% or $119,952 compared to the second quarter of fiscal year 2000 primarily due to 1) a decrease of $141,000 in reimbursable costs related to a toxicity study compared to similar costs recorded in the second quarter of fiscal year 2000, and 2) a decrease in overhead costs of approximately $40,000 supporting the equine production facility as compared to the second quarter of fiscal year 2000. An increase in government contract activity partially offsets the above net decrease. Cost of goods sold decreased to $8,070 from $8,891 in the second quarter of fiscal year 2000. This decrease was primarily due to the decrease in the number of complimentary samples provided to customers during this fiscal year compared to the previous year. Research and development (R&D) expenses decreased to $14,078 compared to $46,950 in the second quarter of fiscal year 2000. This decrease is primarily due to a voluntary reduction in staffing in BIOQUAL's Department of Discovery Research. General and administrative expenses increased 7.6% compared to the second quarter of fiscal year 2000 primarily due to inflationary increases in several items of expense and additional indirect labor costs incurred by senior technical staff. Total operating expenses decreased 4.0% due to the above.

Operating income increased to $132,958 compared to $48,282 in the same quarter of the prior fiscal year. The increase is primarily due to 1) the decrease in R&D expenses, 2) the decrease in overhead expenses supporting the equine production facility, and 3) the fiscal year 2000 reserve for a $50,000 indirect cost overrun on a contract that ended on December 27, 1999.

For this quarter, BIOQUAL had interest expense of $14,035 compared to interest expense of $14,789 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $48,000 for the three months ended November 30, 2000. The Company will utilize available state net operating loss ("NOL") carryforwards to offset state income tax. The state NOL carryforwards became available for use as a result of the December 31, 1999 merger between Diagnon Corporation and BIOQUAL, Inc.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 38,670 shares of common stock at prices ranging from $2.52 per share to $3.375 per share were outstanding on November 30, 2000 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares. Options to purchase 29,502 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on November 30, 1999 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares.

Six Month Comparison
--------------------

For the six months of operations ended November 30, 2000, contract revenues increased by 5.4% or $305,952 compared to the first six months of fiscal year 2000. This increase was primarily due to 1) increased government contract activity, 2) the fiscal year 2000 reserve of $50,000 for an indirect cost overrun on a contract that expired on December 27, 1999, and 3) the funding of a $25,858 indirect rate variance cost overrun of a contract that expired in fiscal year 1996 (the contract was administratively closed out on August 24, 2000). Product sales decreased to $11,837 compared to $39,510 in fiscal year 2000. Contract operating expenses increased 3.9% or $177,167 compared to the first six months of fiscal year 2000 primarily due to increased government contract activity, offset by a decrease in overhead expenses of approximately $40,000 supporting the equine production facility compared to the first six months in fiscal year 2000. Cost of goods sold decreased to $10,663 from $36,040 in the first six months of fiscal year 2000. This decrease was primarily due to the decrease in units sold during this fiscal year. Research and development (R&D) expenses decreased to $31,510 compared to $100,871 in the first six months of fiscal year 2000. This decrease is primarily due to a voluntary reduction in staffing in BIOQUAL's Department of Discovery Research. General and administrative expenses increased 5.8% compared to the first six months of fiscal year 2000 primarily due to inflationary increases in several items of expense and additional indirect labor costs incurred by senior technical staff. Total operating expenses increased 2.5% due to the above.

Operating income increased to $224,496 compared to $85,289 in the same period of the prior fiscal year. The increase is primarily due to 1) the funding of a $25,858 indirect rate variance cost overrun of a contract that expired in fiscal year 1996 as mentioned above, 2) the decrease in R&D expenses, 3) the decrease in overhead expenses supporting the equine production facility, and 4) the fiscal year 2000 reserve for a $50,000 indirect cost overrun on a contract that ended on December 27, 1999.

For the six months of this fiscal year, the Company had interest expense of $27,352 compared to interest expense of $27,607 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $80,000 for the six months ended November 30, 2000. The Company will utilize available state net operating loss ("NOL") carryforwards to offset state income tax. The state NOL carryforwards became available for use as a result of the December 31, 1999 merger between Diagnon Corporation and its wholly owned subsidiary, BIOQUAL, Inc.

Earnings Per Share (EPS) - For the six month comparison, options to purchase 38,670 shares of common stock at prices ranging from $2.52 per share to $3.375 per share were outstanding on November 30, 2000 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares. Options to purchase 29,502 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on November 30, 1999 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in cash and cash equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Total assets decreased $577,993. This amount was primarily attributable to a decrease in accounts receivable of $424,408 consisting mainly of 1) a decrease of $318,079 in trade accounts receivable reflecting a faster collection rate compared to the previous fiscal year end, 2) a $102,640 decrease in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $108,630 decrease in reimbursable indirect rate variances for the current fiscal year, a net $11,273 increase in month end accrued sales on accrued direct labor comparing the current period and the accrual at the end of fiscal year 2000, and a $5,283 decrease in prior year rate variance billed this six month period, and 3) a $3,689 decrease in other accounts receivable. Other noncurrent assets decreased $20,000 representing a final payment on a nonhuman primate housing unit order from the previous fiscal year end. Deferred income taxes decreased by $80,000 as a result of utilizing a portion of the federal income tax loss carryforward. Fixed assets, net of accumulated depreciation and amortization decreased $99,377 reflecting depreciation and amortization of $203,972 reduced by a $57,720 fully amortized facility improvement write off and disposal during the first six months of fiscal year 2001 offset by fixed asset purchases of $104,595 (mainly laboratory equipment and facility improvements) reduced by the $57,720 fully amortized facility improvement write off.

The decrease in total assets above is partially offset by 1) an increase in prepaid expenses of $26,341 primarily due to the prepayment of business liability and life insurance premiums, and 2) an increase in inventories of $17,330. The balance of the decrease was due to other miscellaneous factors.

Liabilities

In the first six months of operations, total liabilities decreased $671,625 from $1,757,815 at May 31, 2000 to $1,086,190 at November 30, 2000. This decrease is primarily attributable to 1) a decrease to borrowings under line-of-credit of $409,373 reflecting the faster collection of trade accounts receivable, 2) a decrease in accrued compensation and related costs of $108,605 reflecting the payment of accrued bonuses from fiscal year 2000 during the first six months of fiscal year 2001, 3) payments totaling $65,408 on capital leases and notes payable reducing long-term debt, and 4) a decrease in accounts payable of $83,841 reflecting the increase in contract activity. The balance of the decrease was due to other miscellaneous factors.

Stockholders' Equity

In the first six months of operation in fiscal year 2001, stockholders' equity increased $93,632 primarily due to the Company realizing $119,452 of net income offset by the $26,401 cash dividend declared on July 12, 2000.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting  - October 25, 2000

Election of Directors

     Four directors were elected:

                                        For                   Withheld
                                     ---------                --------
     J. Thomas August, M.D.           764,344                   2,180
     Charles C. Francisco             763,410                   2,114
     Charles F. Gauvin                763,410                   2,114
     John C. Landon, Ph.D.            763,375                   2,209

There were no other directors whose term of office as a director continued after the meeting.

                                  SIGNATURES
                                  ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BIOQUAL, INC.



DATE  January 10, 2001                    /s/ John C. Landon
     --------------------                 ------------------
                                          Chairman of the Board,
                                          President and Chief Executive
                                          Officer




DATE  January 10, 2001                    /s/ Michael P. O'Flaherty
     --------------------                 -------------------------
                                          Chief Operating Officer and
                                          Secretary

DATE  January 10, 2001                    /s/ David A. Newcomer
     --------------------                 ---------------------
                                          Chief Financial Officer