Form 10QSB
period 2001-02-28
BIOQUAL INC
filed 2001-04-16
CIK 719711

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001
                                               -----------------

                         Commission file number 1-13527
                                                -------

                                  BIOQUAL, INC.
                                  -------------

      State of Delaware                        13-3078199
      -----------------                        ----------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

9600 Medical Center Drive, Rockville,  Maryland      20850
----------------------------------------------------------
(Address of principal executive office)         (Zip  Code)

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

                  Yes  X                  No  ___
                      ---

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 880,425 shares outstanding as of April 9, 2001.

Transitional Small Business Disclosure Format (Check one):  Yes ___   No  X
                                                                         ---

                                  BIOQUAL, INC.
                                  -------------

                                      INDEX
                                      -----

Part I.  Financial Information                                 Page
------------------------------                                 ----

  Item 1.  Financial Statements.

    Unaudited Consolidated Balance Sheets, May 31, 2000 and
      February 28, 2001.........................................  2

    Unaudited Consolidated Statements of Operations for
      the Three Months Ended February 28, 2001 and
      February 29, 2000.........................................  3

    Unaudited Consolidated Statements of Operations for
      the Nine Months Ended February 28, 2001 and
      February 29, 2000.........................................  4

    Unaudited Consolidated Statements of Cash Flows
      for the Nine Months Ended February 28, 2001 and
      February 29, 2000.........................................  5

    Notes to Financial Statements...............................  6

  Item 2.  Management's Discussion and Analysis.................  6

Part II.  Other Information
---------------------------

  Item 6.  Exhibits............................................. 10

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED BALANCE SHEETS, MAY 31, 2000 AND FEBRUARY 28, 2001
-------------------------------------------------------------------------

ASSETS                                                                                   FEBRUARY 28, 2001           MAY 31, 2000
------                                                                                   -----------------           ------------
CURRENT ASSETS:
Cash and cash equivalents                                                                $      75,280               $   72,099
Accounts receivable:
  Trade                                                                                      1,662,422                1,633,110
  Unbilled - current                                                                           147,379                  317,296
  Other                                                                                          6,596                   19,817
Prepaid expenses                                                                               116,370                   95,069
Inventories                                                                                    222,371                  225,841
Deferred income taxes - current                                                                  5,800                  116,800
                                                                                         -------------              -----------
Total current assets                                                                         2,236,218                2,480,032
                                                                                         -------------              -----------
FIXED ASSETS:
Leasehold improvements                                                                         992,627                1,007,976
Furniture, fixtures and equipment                                                            3,610,636                3,545,423
                                                                                         -------------              -----------
Total                                                                                        4,603,263                4,553,399
Less accumulated depreciation and amortization                                               3,190,679                2,946,699
                                                                                         -------------              -----------
Fixed assets, net                                                                            1,412,584                1,606,700
                                                                                         -------------              -----------
DEFERRED INCOME TAXES - NONCURRENT                                                             497,900                  497,900
UNBILLED ACCOUNTS RECEIVABLE - NONCURRENT                                                      532,181                  440,687
OTHER NONCURRENT ASSETS                                                                         50,000                   20,000
CASH VALUE OF OFFICERS' LIFE INSURANCE POLICIES                                                280,755                  280,755
                                                                                         -------------              -----------
TOTAL                                                                                    $   5,009,638              $ 5,326,074
                                                                                         =============              ===========
LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                                                          $     521,904              $   688,183
Current maturities of long-term debt                                                           123,114                  123,114
Accounts payable                                                                               209,284                  201,254
Accrued compensation and related costs                                                         342,491                  469,361
Other accrued liabilities                                                                        7,056                   85,759
                                                                                         -------------              -----------
Total current liabilities                                                                    1,203,849                1,567,671
LONG-TERM DEBT                                                                                  96,339                  190,144
                                                                                         -------------              -----------
Total liabilities                                                                            1,300,188                1,757,815
                                                                                         -------------              -----------
STOCKHOLDERS' EQUITY

Convertible preferred stock - par value of $1.00 per share, 500,000 shares authorized; no shares issued and outstanding Common stock - par value of $.01 per share; 25,000,000 shares authorized; 1,600,408 shares issued; February 28,
2001, 880,425 shares, May 31, 2000, 880,091 shares outstanding                                  16,004                   16,004
Additional paid-in capital                                                                   7,475,035                7,475,035
Accumulated deficit                                                                         (3,089,526)              (3,230,136)
                                                                                         -------------              -----------
Total                                                                                        4,401,513                4,260,903
Less - treasury stock February 28, 2001, 719,983 shares, May 31, 2000, 720,317
shares, at cost                                                                               (692,063)                (692,644)
                                                                                         -------------              -----------
Total stockholders' equity                                                                   3,709,450                3,568,259
                                                                                         -------------              -----------
TOTAL                                                                                    $   5,009,638              $ 5,326,074
                                                                                         =============              ===========

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
------------------------------------------------------------------

                                                            FEBRUARY 28,          FEBRUARY 29,
                                                               2001                  2000
                                                               ----                  ----
REVENUES AND SALES:
  Contract revenues                                        $  3,005,642         $  2,867,429
  Product sales                                                  48,964               55,299
                                                           ------------         ------------
  Total Revenues and Sales                                    3,054,606            2,922,728
                                                           ------------         ------------

OPERATING EXPENSES:
  Contract                                                    2,231,597            2,272,950
  Cost of goods sold                                             42,262               40,892
  Research and development                                        2,944               33,947
  General and administrative                                    684,224              544,550
                                                           ------------         ------------

  Total                                                       2,961,027            2,892,339
                                                           ------------         ------------

OPERATING INCOME                                                 93,579               30,389

INTEREST INCOME                                                   1,125                1,151
INTEREST EXPENSE                                                (16,143)             (14,387)
                                                           ------------         ------------

INCOME BEFORE INCOME TAX                                         78,561               17,153

PROVISION FOR INCOME TAX                                         31,000                7,000
                                                           ------------         ------------

NET INCOME                                                 $     47,561         $     10,153
                                                           ============         ============

BASIC EARNINGS PER SHARE                                   $       0.05         $       0.01
                                                           ============         ============
DILUTED EARNINGS PER SHARE                                 $       0.05         $       0.01
                                                           ============         ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING FOR BASIC
EARNINGS PER SHARE                                              880,425              872,083
EFFECT OF DILUTIVE SECURITIES - OPTIONS                           8,061                9,381
                                                           ------------         ------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING OPTIONS FOR
DILUTIVE EARNINGS PER SHARE                                     888,486              881,464
                                                           ============         ============

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
-----------------------------------------------------------------

                                                                  FEBRUARY 28,        FEBRUARY 29,
                                                                     2001                 2000
                                                                     ----                 ----
REVENUES AND SALES:
  Contract revenues                                              $  9,008,572        $  8,564,407
  Product sales                                                        60,798              94,809
                                                                 ------------        ------------
  Total Revenues and Sales                                          9,069,370           8,659,216
                                                                 ------------        ------------

OPERATING EXPENSES:
  Contract                                                          6,950,562           6,814,748
  Cost of goods sold                                                   52,925              76,932
  Research and development                                             34,454             134,818
  General and administrative                                        1,713,357           1,517,040
                                                                 ------------        ------------

  Total                                                             8,751,298           8,543,538
                                                                 ------------        ------------

OPERATING INCOME                                                      318,072             115,678

INTEREST INCOME                                                         3,433               2,771
INTEREST EXPENSE                                                      (43,495)            (41,994)
                                                                 ------------        ------------

INCOME BEFORE INCOME TAX                                              278,010              76,455

PROVISION FOR INCOME TAX                                              111,000              31,000
                                                                 ------------        ------------

NET INCOME                                                       $    167,010        $     45,455
                                                                 ============        ============

BASIC EARNINGS PER SHARE                                         $       0.19        $       0.05
                                                                 ============        ============
DILUTED EARNINGS PER SHARE                                       $       0.19        $       0.05
                                                                 ============        ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING FOR BASIC
EARNINGS PER SHARE                                                    880,223             870,624
EFFECT OF DILUTIVE SECURITIES - OPTIONS                                10,550               9,381
                                                                 ------------        ------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING OPTIONS FOR
DILUTIVE EARNINGS PER SHARE                                           890,773             880,005
                                                                 ============        ============

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
-----------------------------------------------------------------

                                                                                  FEBRUARY 28, 2001         FEBRUARY 29, 2000
                                                                                  -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                        $       167,010           $        45,455
                                                                                   ---------------           ---------------
  Adjustments to reconcile net income to net cash provided by (used for) operating activities:
    Depreciation and amortization                                                          301,700                   223,157
    Deferred income taxes                                                                  111,000                     9,000
    Decrease (increase) in accounts receivable                                              62,332                  (188,636)
    Increase in prepaid expenses                                                           (21,301)                   (7,535)
    Decrease in inventories                                                                  3,470                    30,806
    Increase in other assets                                                               (30,000)
    Decrease in accounts payable and accrued expenses                                     (197,542)                 (217,769)
    Common stock gifted to employees                                                                                   9,392
    Decrease in income taxes payable                                                                                 (24,281)
                                                                                   ---------------           ---------------
      Total Adjustments                                                                    229,659                  (165,866)
                                                                                   ---------------           ---------------
 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                      396,669                  (120,411)
                                                                                   ---------------           ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                     (107,584)                 (367,234)
                                                                                   ---------------           ---------------
 NET CASH USED FOR INVESTING ACTIVITIES                                                   (107,584)                 (367,234)
                                                                                   ---------------           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payments) proceeds under line-of-credit agreement                                   (166,279)                  549,847
 Net proceeds from exercise of stock options                                                   581                     9,131
 Dividend paid                                                                             (26,401)                  (17,363)
 Principal payments under notes payable and capital lease obligations
                                                                                           (93,805)                  (51,553)
                                                                                   ---------------           ---------------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                      (285,904)                  490,062
                                                                                   ---------------           ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    3,181                     2,417
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            72,099                    68,768
                                                                                   ---------------           ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $        75,280           $        71,185
                                                                                   ===============           ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:

  Interest                                                                         $        44,734           $        40,857
                                                                                   ===============           ===============
  Income taxes                                                                                               $        58,725
                                                                                                             ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

 Treasury stock received for payment of loans to officer                                                     $        32,906
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------

In this third quarter of fiscal year 2001, BIOQUAL, Inc. ("BIOQUAL") realized net income of $47,561. Net income for the nine months of fiscal year 2001 totaled $167,010.

On December 18, 2000, BIOQUAL won a renewal competition for a National Cancer Institute (NCI) contract to support the Institute's AIDS researchers. The contract entitled "Nonhuman Primate Models of AIDS: Prophylactic and Therapeutic Studies" totals $4,628,783 and extends for five years to December 2005.

On March 1, 2001, BIOQUAL won and began work on a contract to support the recently established National Institutes of Health Vaccine Research Center. The contract entitled "Housing and Maintenance of Nonhuman Primates for the Vaccine Research Center" totals $8,230,253 and extends for seven years to February 2008.

Results of Operations
---------------------

Three Month Comparison
----------------------

For the three months of operations ended February 28, 2001 (BIOQUAL's third quarter), contract revenues increased by 4.8% or $138,213 to $3,005,642 compared to $2,867,429 in the third quarter of fiscal year 2000. This increase is primarily due to an increase in government contract activity. Product sales decreased to $48,964 compared to $55,299 in fiscal year 2000. This decrease was primarily due to two factors, 1) an increase in the number of units of Immunogam sold (267 units) at a temporarily reduced price compared to the same quarter in fiscal year 2000 and 2) a reduction in number of units sold (approximately 200 units) of Eqstend compared to the previous year. Contract operating expenses decreased 1.8% or $41,353 compared to the third quarter of fiscal year 2000 primarily due to 1) the effect of a one-time retroactive adjustment of reallocating certain fringe benefit costs (totaling $86,620) from contract expenses to general and administrative expenses, and 2) a decrease in overhead costs of approximately $27,000 supporting the equine production facility as compared to the third quarter of fiscal year 2000. An increase in government contract activity partially offset the above net decrease. Cost of goods sold increased to $42,262 from $40,892 in the third quarter of fiscal year 2000. Research and development (R&D) expenses decreased to $2,944 compared to $33,947 in the third quarter of fiscal year 2000. This decrease is primarily due to a voluntary reduction in staffing in BIOQUAL's Department of Discovery Research. General and administrative expenses increased 25.6% compared to the third quarter of fiscal year 2000 primarily due to inflationary increases in several items of expense and additional indirect labor costs incurred by senior technical staff, and the effect of a one-time retroactive adjustment of reallocating certain fringe benefit costs (totaling $86,620) from contract expenses to general and administrative expenses as mentioned above. Total operating expenses increased 2.4% due to the above.

Operating income increased to $93,579 compared to $30,389 in the same quarter of the prior fiscal year. The increase is primarily due to 1) the decrease in R&D expenses, and 2) the decrease in overhead expenses supporting the equine production facility.

For this quarter, BIOQUAL had interest expense of $16,143 compared to interest expense of $14,387 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $31,000 for the three months ended February 28, 2001. The Company will utilize available state net operating loss ("NOL") carryforwards to offset state income tax. The state NOL carryforwards became available for use as a result of the December 31, 1999 merger between Diagnon Corporation and its wholly owned subsidiary, BIOQUAL, Inc.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 29,335 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on February 28, 2001 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares. Options to purchase 29,502 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on February 29, 2000 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares.

Nine Month Comparison
---------------------

For the nine months of operations ended February 28, 2001, contract revenues increased by 5.2% or $444,165 compared to the first nine months of fiscal year 2000. This increase was primarily due to 1) increased government contract activity, 2) the fiscal year 2000 reserve of $50,000 loss due to an indirect cost overrun on a contract that expired on December 27, 1999, and 3) the funding in fiscal year 2001 of a $25,858 indirect rate variance cost overrun of a contract that expired in fiscal year 1996 (the contract was administratively closed out on August 24, 2000). Product sales decreased to $60,798 compared to $94,809 in fiscal year 2000. This decrease was primarily due to a decrease in units sold during the current fiscal year and two factors which occurred during the third quarter of fiscal year 2001, 1) an increase in the number of units of Immunogam sold (267 units) at a temporarily reduced price compared to the third quarter in fiscal year 2000 and 2) a reduction in number of units sold (approximately 200 units) of Eqstend compared to the previous year. Contract operating expenses increased 2.0% or $135,814 compared to the first nine months of fiscal year 2000 primarily due to increased government contract activity, offset by a decrease in contract overhead expenses as a percentage of contract sales and a decrease in overhead expenses of approximately $67,000 in support of the equine production facility compared to the first nine months in fiscal year 2000. Cost of goods sold decreased to $52,925 from $76,932 in the first nine months of fiscal year 2000. This decrease was primarily due to the decrease in units sold during this fiscal year. Research and development (R&D) expenses decreased to $34,454 compared to $134,818 in the first nine months of fiscal year 2000. This decrease is primarily due to a voluntary reduction in staffing in BIOQUAL's Department of Discovery Research. General and administrative expenses increased 12.9% compared to the first nine months of fiscal year 2000 primarily due to inflationary increases in several items of expense and additional indirect labor costs incurred by senior technical staff. Total operating expenses increased 2.4% due to the above.

Operating income increased to $318,072 compared to $115,678 in the same period of the prior fiscal year. The increase is primarily due to 1) the funding in fiscal year 2001 of a $25,858 indirect rate variance cost overrun of a contract that expired in fiscal year 1996 as mentioned above, 2) the decrease in R&D expenses, 3) the decrease in overhead expenses supporting the equine production facility, 4) the fiscal year 2000 reserve for a $50,000 loss due to an indirect cost overrun on a contract that ended on December 27, 1999, and 5) increased government contract activity.

For the nine months of this fiscal year, the Company had interest expense of $43,495 compared to interest expense of $41,994 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $111,000 for the nine months ended February 28, 2001. The Company will utilize available state net operating loss ("NOL") carryforwards to offset state income tax. The state NOL carryforwards became available for use as a result of the December 31, 1999 merger between Diagnon Corporation and its wholly owned subsidiary, BIOQUAL, Inc.

Earnings Per Share (EPS) - For the nine month comparison, options to purchase 29,335 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on February 28, 2001 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares. Options to purchase 29,502 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on February 29, 2000 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in cash and cash equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Total assets decreased $316,436. This amount was primarily attributable to a decrease in accounts receivable of $62,332 consisting mainly of 1) a $78,423 decrease in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $91,494 increase in reimbursable indirect rate variances for the current fiscal year, a net $164,634 decrease in month end accrued sales on accrued direct labor comparing the current period with the accrual at the end of fiscal year 2000, and a $5,283 decrease in prior year rate variance billed this nine month period, 2) a $13,221 decrease in other accounts receivable and 3) an increase of $29,312 in trade accounts receivable reflecting a slower collection rate compared to the previous fiscal year end. Deferred income taxes decreased by $111,000 as a result of utilizing a portion of the federal income tax loss carryforward. Fixed assets, net of accumulated depreciation and amortization decreased $194,116 reflecting depreciation and amortization of $301,700 reduced by a $57,720 fully amortized facility improvement write off and disposal during the first nine months of fiscal year 2001 offset by fixed asset purchases of $107,584 (mainly laboratory equipment and facility improvements) reduced by the $57,720 fully amortized facility improvement write off. Inventories decreased $3,470.

The decrease in total assets above is partially offset by 1) an increase in prepaid expenses of $21,301 primarily due to the prepayment of business liability insurance premiums and personal property and real estate taxes and 2) a $30,000 increase to other noncurrent assets reflecting a $50,000 deposit on a nonhuman primate housing unit order offset by a $20,000 final payment on a nonhuman primate housing unit order from the previous fiscal year end. The balance of the decrease was due to other miscellaneous factors.

Liabilities

In the first nine months of operations, total liabilities decreased $457,627 from $1,757,815 at May 31, 2000 to $1,300,188 at February 28, 2001. This
decrease is primarily attributable to 1) a decrease to borrowings under line-of-credit of $166,279 reflecting reduced spending for research and development, 2) a decrease in accrued compensation and related costs of $126,870 reflecting the payment of accrued bonuses from fiscal year 2000 during the first quarter of fiscal year 2001 and a shorter accrual period at the end of February 2001 compared to the end of the previous fiscal year, 3) payments totaling $93,805 on capital leases and notes payable reducing long-term debt, and 4) a decrease in other accrued liabilities of $78,703 reflecting the third quarter reimbursement of an errant payment ($77,243) from the National Institutes of Health from fiscal year 2000. The balance of the decrease was due to other miscellaneous factors.

Stockholders' Equity

In the first nine months of operation in fiscal year 2001, stockholders' equity increased $141,191 primarily due to the Company realizing $167,010 of net income offset by the $26,401 cash dividend declared on July 12, 2000.

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

Item 6.  EXHIBITS

       Exhibits filed
       --------------

       (10)   Government Contracts.
              ---------------------

              1.  Title:            Non Human Primate Model of AIDS:
                                    Prophylactic and Therapeutic Studies.
                  Institute:        National Cancer Institute
                  Contract Period:  12/19/2000 - 12/18/2005

              2.  Title:            Housing and Maintenance of Non-Human
                                    Primates for VRC.
                  Institute:        National Institute of Allergy and Infectious
                                    Diseases
                  Contract Period:  3/1/2001 - 2/28/2008

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BIOQUAL, INC.


DATE  April 10, 2001                        /s/ John C. Landon
     --------------------                   -----------------------------
                                            Chairman of the Board,
                                            President and Chief Executive
                                            Officer


DATE  April 10, 2001                        /s/ Michael P. O'Flaherty
     --------------------                   -----------------------------
                                            Chief Operating Officer and
                                            Secretary


DATE  April 10, 2001                        /s/ David A. Newcomer
     --------------------                   -----------------------------
                                            Chief Financial Officer