Form 10KSB40
period 2001-05-31
BIOQUAL INC
filed 2001-08-28
CIK 719711

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2001

                         Commission file number 1-13527
                                                -------

                                  BIOQUAL, INC.
                                  -------------

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

Issuer's telephone number, including area code (301) 251-2801
                                               ---------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      --

The issuer's revenues for the fiscal year ended May 31, 2001 were $12,256,453.

The aggregate market value of voting stock held by non-affiliates, valued using the average closing bid-and-ask prices at July 26, 2001 is $1,749,246.

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 880,925 shares outstanding as of July 26, 2001.

Documents Incorporated by Reference: Parts III and IV - Exhibits to Registration Statement dated July 13, 1983 and Form 10-K and 10-KSB for the fiscal years ended May 31, 1989, 1992, 1995, 1996, 1997, 1998, 1999 and 2000.

Transitional Small Business Disclosure Format (check one):
Yes    ;  No   X
    ---       ---

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

At the end of fiscal year 1997, in order to better identify and segregate costs related to its government research and research services contracts, the Company reorganized into five divisions; the Division of Primate Biology and Medicine, the Division of Laboratory Animal Sciences, the Division of Reproductive Endocrinology and Toxicology, the Division of Bioresearch and the Division of Neurobiology and Behavior.

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

CURRENT OPERATIONS

The areas of research and research services are comprised of the following divisions:

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

The Government is the major source of funding for BIOQUAL's services. All of BIOQUAL's government contracts are subject to renegotiation of profits or termination at the election of the United States Government (the "Government"). Termination of a contract or failure to win a renewal competition would adversely affect the Company's revenues and operating capital until the vacated facility space was taken up by another contract, of which there is no assurance. Government contracts generate more than 95% of the Company's revenue.

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

Medical Center Dr. Facility - Divisions of Laboratory Animal Sciences and
-------------------------------------------------------------------------
   Reproductive Endocrinology and Toxicology
   -----------------------------------------

For the past twenty-six years, BIOQUAL, Inc. (through its Medical Center Dr. Division from February 25, 1991 until May 31, 1997 and presently as the Division of Laboratory Animal Sciences and the Division of Reproductive Endocrinology and Toxicology) has operated cost-plus-fixed-fee ("CPFF") contracts for the Government to provide research and services in the areas of cancer, immunology, transgenics, contraception and breeding and development of genetically defined animals. Currently, the two divisions operate four material contracts:

   1. Maintenance of an Animal Holding Facility and provision of Attendant Research Services. (ends 10/31/01)

   2. Facility for Preparing and Housing Virus Infected Mice, Genetically Manipulated Mice and Chimeric Mice. (ends 9/30/01)

   3. Biological Testing Facility. (Efficacy and Safety of Reproductive Compounds) (ends 12/31/01)

   4. Provide Animal Housing/Maintenance/Bleeds/Immunizations as Specified Herein. (ends 2/20/02)

The National Cancer Institute (NCI) has advertised a renewal Request for Proposal (RFP) for the first and second contracts listed above combining the two contracts into one contract. The Company has submitted a proposal to compete for the renewal of these contracts.

Contract revenues are charged on the basis of direct labor and supplies provided by these divisions. Due to the relatively constant required level of effort on the contracts, revenue is evenly spread over each month of the year. The Government traditionally pays promptly (barring any unforeseen circumstances such as a government shut-down). The divisions' revenues totaled $6,732,400 for the most recent fiscal year.

   Medical Center Drive Facility - Division of Neurobiology and Behavior
   ---------------------------------------------------------------------

The Division of Neurobiology and Behavior implemented a comparative neurobiology of aging research resource supported by the National Institute on Aging (NIA). In May 1998 the Division was awarded a two-year Phase II Small Business Innovative Research (SBIR) grant for the study of the effects of aging on the brain. The aims were to increase the understanding of normal aging processes and to assist in developing improved methods of diagnosis, prevention, treatment, and management of age-related neurodegenerative disorders such as Alzheimer's disease. The project yielded new discoveries regarding comparative neuroanatomy and brain aging that was presented at scientific conferences. The two year grant was funded at $753,144. During fiscal year 2000 the Company requested and received approval for a one year extension for this grant at no additional cost to the NIA. The grant expired on April 30, 2001. During fiscal year 1999, the Division acquired a grant from the National Center for Research Resources (NCRR) to provide genetic analyses and DNA profiling of chimpanzees. During fiscal year 2000 the Company requested and received approval for a one year extension (at no additional cost to the NCRR) for this grant which expired on March 9, 2001 and totaled $282,499. On March 2, 2000, the Company was awarded a $99,153 Phase I grant from the National Institutes of Health as part of its SBIR program. The six month grant was to identify and characterize DNA sequence variation in chimpanzees at four genes that contain mutations implicated in the pathogenesis of Alzheimer's Disease. This grant expired on September 30, 2000. The Company submitted a Phase II SBIR grant application for this grant. This division's revenues totaled $169,366 for the most recent fiscal year.

Research Blvd. Facility - Division of Primate Biology and Medicine
------------------------------------------------------------------

For over twenty-eight years, BIOQUAL, Inc., and SEMA, Inc., prior to its merger with BIOQUAL (through its Research Blvd. Division from February 25, 1991 until May 31, 1997 and presently through its Division of Primate Biology and Medicine), have operated CPFF and Fixed Price contracts for the Government using nonhuman primates to provide research and services in the disease areas of cancer, AIDS, hepatitis and influenza. Currently, this division operates five material contracts:

   1. Care and Housing of Hepatitis Research Animals.  (ends 12/27/06)

   2. Facility for Animals Used in Infectious Disease Research. (ends 2/28/07)

   3. Non Human Primate Models of AIDS: Prophylactic and Therapeutic Studies. (ends 12/18/05)

   4. Care and Housing of AIDS Research Animals.  (ends 01/31/07)

   5. Housing and Maintenance of Non-Human Primates for VRC.  (ends 02/28/08)

As part of a predecessor contract to the first contract listed above, the division developed and has two patents on specially designed animal housing units under the division's animal environmental enrichment program.

Contract revenues are charged on the basis of direct labor and supplies provided by the division. Due to the relatively constant required level of effort on the contracts, revenue is evenly spread over each month of the year. The Government traditionally pays promptly (barring any unforeseen circumstances such as a government shut-down). Contract revenues totalled $5,224,037 for the most recent fiscal year.

Division of Bioresearch
-----------------------

The Division of Bioresearch has four products in the marketplace, a purified equine IgG that is sold under the brand name Lyphomune(R), two equine nutritional supplements sold under the brand names ImmunoGam and MiniGam(TM) and partially purified equine albumin sold under the brand name Eqstend(TM). This division is also responsible for the Company's research and development activities.

   Equine IgG
   ----------

As previously reported, due to unsatisfactory sales volume, the Company will continue to pursue the sale of its veterinary products business.

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

On October 25, 1999, at the Bluegrass Equine Critical Care Symposium in Lexington, Kentucky, the Company introduced Eqstend(TM) (partially purified equine albumin). Albumin is the main protein, of three blood plasma proteins, which is important in regulating blood volume and in transportation of elements within the blood stream. Eqstend(TM) is a natural product for use in horses following blood loss, dehydration, diarrhea, and several other protein deficit disorders. The primary users of Eqstend(TM) are large animal surgical hospitals and critical care units.

In addition to direct sales by the Company, the product is being distributed throughout the United States by several distributors. Product sales for the year ended May 31, 2001 totaled $131,653. During fiscal year 2001 the

Company signed an agreement with Veterinary Sales and Marketing, LLC to act as its exclusive sales and marketing representative. In fiscal year 2001 the Company expended sufficient funds to maintain operational viability and to produce sufficient quantities of product to meet individual product line demand. For fiscal year 2002, the Company plans to continue at this level of operation while continuing to pursue the sale of its veterinary products business as mentioned previously.

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

The Company succeeded in the development of an assay designed to identify and validate antibiotics that specifically target critical enzymes related to disease causing bacteria and fungi. This success prompted the Company to focus on this technology. The expansion of the Department into a program to support the discovery of new antibiotics and antifungals coupled with continued progress may lead the Company to seek capital and/or partnerships to fulfill its overall goals.

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

Due to significant opposition described in the notice from the United States Patent and Trademark Office in fiscal year 2001, the Company decided to abandon the 1999 patent application entitled "High Throughput Assay Method for Enzymes Which Metabolically Hydrolyze Nucleoside Triphosphates and an Assay System Therefor".

As previously reported, the Company will continue to present the HT-SANE technology to potential investors, drug discovery companies and/or pharmaceutical firms.


   Small Business Innovative Research Program (SBIR)
   -------------------------------------------------

The Government offers to commercial entities "Phase I" SBIR grants which fund feasibility studies costing up to $100,000 and lasting six months. If the feasibility study shows sufficient promise, a "Phase II" program providing grants up to $750,000 may be awarded. "Phase III" of the program consists of establishing the project on a commercial basis. The Company regularly submits SBIR proposals and has been awarded and completed seven Phase I grants and has been awarded and completed two Phase II grants.

As described in Item 1. Description of Business, Medical Center Drive Facility - Division of Neurobiology and Behavior, on May 15, 1998, BIOQUAL was awarded and began work on the Phase II SBIR grant titled "Comparative Neurobiology of Aging Resource" totaling $753,144 for two years. After a one-year extension this grant expired on April 30, 2001. During fiscal year 2000 the Company was awarded and began work on a six-month Phase I SBIR grant titled "Comparative DNA Sequence Variation in Alzheimer Genes" totaling $99,153 from the National Institute on Aging. This grant expired on September 30, 2000.

On July 26, 2000 the Company was awarded a Phase I SBIR grant from the National Institute of Dental and Craniofacial Research titled "The Hyrax as a Model for Facial Biomechanics and Growth". The six-month grant totaled $98,711. This grant expired January 31, 2001.

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

Backlog
-------

The divisions of Laboratory Animal Sciences, Reproductive Endocrinology and Toxicology and Primate Biology and Medicine operate under Government contracts which typically run three to seven years. Therefore, the backlogs of the divisions are significantly increased in a year in which a long-term contract is awarded. Most of the contracts included in the following totals are incrementally funded on an annual basis. Therefore much of the backlog is not "firm" in that the funds will not be committed until a later date as described in the third column titled Backlog Unfilled in FY02 Projected.



                                                          Backlog
                               Backlog       Backlog      Unfilled
                                 FY01          FY02        in FY02
                             as of 6/1/00  as of 6/1/01   Projected
                             ------------  ------------  -----------

   Med. Ctr. Dr. Facility     $ 6,785,000   $ 3,644,000  $   200,000
   Res. Blvd. Facility         30,032,000    37,895,000   33,666,000
                              -----------   -----------  -----------

   TOTAL                      $36,817,000   $41,539,000  $33,866,000

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

Office of Laboratory Animal Welfare. BIOQUAL, Inc. also comes under the jurisdiction of the U.S. Department of Agriculture (USDA), which regularly inspects both of the Company's facilities for adherence to its rules and regulations regarding care and treatment of animals. To ensure compliance with the several laws and regulations regarding animal care, both facilities are fully accredited as complying laboratories by the Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC).

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

The Company's main "small business" competitors are Taconic Farms and BIOCON.

The Company also competes on open contracts for animal research work and its competitors at this level are Covance, ABL, Priority One, Charles River, Southern Research Institute, BioReliance and universities.

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

Employees
---------

At the end of fiscal year 2001, the Company employed 117 people (108 of whom were full-time) as follows: general and administrative, 16 employees; Research Blvd. Facility, 49 employees; and Medical Center Dr. Facility, 52 employees. The Company expects to encounter competition for the technical management positions necessary for the Company's business, but believes there is an ample labor pool of laboratory technicians, animal caretakers, support/maintenance personnel and the like.

Forward Looking Information
---------------------------

Statements herein that are not descriptions of historical facts are forward-looking and subject to risk and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors including those set forth in the Company's Securities and Exchange Commission filings under "Risk Factors", including risks relating to the early stage of products under development; the ability to continue to extend its government contracts and obtain new contracts; uncertainties relating to clinical trials; dependence on third parties' future capital needs; and risks relating to the commercialization, if any, of the Company's proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's current leases are as follows:

Division/Facility             Location     Sq. Ft.     Exp. Date     Option
-----------------             --------     -------     ---------     ------

9600 Med. Ctr. Dr. Fac.     Rockville, MD    61,655  5/31/02         5 years
Res. Blvd. Fac.             Rockville, MD    30,000  5/31/02         5 years
9610 Med. Ctr. Dr. Fac.     Rockville, MD     3,130  month to month  none

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

There were no other matters voted upon at the meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The approximate number of holders of record of the Registrant's Common Stock on July 26, 2001 was 1,000. The Registrant paid a dividend of $.03 per share of common stock outstanding at September 11, 2000. This was the second dividend paid by the Company. On August 8, 2001, the Company's Board of Directors declared a dividend of $0.04 a share for shareholders of record on September 7, 2001, payable on September 26, 2001. The Company's Line-of-Credit Agreement requires that no dividends be declared or paid until all obligations to the lender have been satisfied. The Company's lender (Allfirst Bank) has agreed to waive this requirement for this dividend.

The Common Stock is traded in the over-the-counter (O-T-C) market and the Chicago Stock Exchange (CHX).

The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as advised by the CHX.

                                          Sale Prices
                 Fiscal Year           High         Low
                 -----------           ----         ---

                  2002
               1st Quarter (1) (3)
               (thru 7/26/01)

                  2001
               4th Quarter             2.75         2.75
               3rd Quarter (2) (3)
               2nd Quarter             3.00         2.50
               1st Quarter             4.25        2.875

                  2000
               4th Quarter            10.00         3.75
               3rd Quarter             3.50         2.50
               2nd Quarter             4.50         3.06
               1st Quarter             3.00         2.63

(1) During the 1st quarter of 2002, the high and low bid or closing quotations from the O-T-C were 2.58 and 2.56. There were no sales on the CHX during this quarter.

(2) During the 3rd quarter of 2001, the high and low bid or closing quotations from the O-T-C were 2.6875 and 2.125. There were no sales on the CHX during this quarter.

(3) Prices are interdealer quotations and do not necessarily reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions. There were no sales on the CHX during these quarters.

The Company's Common Stock, $.01 par value per share, carries one vote per share. There are no outstanding shares of preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

Liquidity and Capital Resources
-------------------------------

The Company currently has a $1,000,000 secured revolving line of credit with Allfirst Bank. This line of credit is annually renewable and the Company believes, although there is no assurance, that the line of credit will be renewed in October 2001. The line of credit is callable on demand. Currently, the interest rate of the line of credit is the prime rate plus .25%. As of May 31, 2001, there were $194,681 of borrowings under this line of credit. In the opinion of the Company, total current assets, the line of credit resources and the capital provided by future operations will provide adequate liquidity and capital resources to maintain operations.

The Company leases equipment under various capital leases which expire in fiscal year 2002. At May 31, 2001 the present value of the annual minimum capital lease payments was $16,074.

The Company entered into notes payable with a bank to finance the purchase of equipment. The notes mature in 2003. At May 31, 2001 the principal due on the notes was $174,124.

The Company's revenues result primarily from Government CPFF and Fixed Price contracts. Continued success in winning these contracts and the continuation of the Government's solicitation of contracts in these areas are essential to maintaining liquidity and capital resources. The Company has and will submit proposals as described in Item 1, Description of Business, Current Operations, on renewal competitions during fiscal year 2002. Since the 2000 FORM 10-KSB report, the following material new contracts have been awarded to the Company:

1. Title:            Non Human Primate Model of AIDS: Prophylactic
                     and Therapeutic Studies.
   Institute:        National Cancer Institute
   Dates Funded:     12/19/2000 - 12/18/2005
   Contract Funding: $4,628,783

2. Title:            Housing and Maintenance of Non-Human Primates
                     for VRC.
   Institute:        National Institute of Allergy and Infectious Diseases
   Dates Funded:     3/1/2001 - 2/28/2008
   Contract Funding: $8,230,253

Changes in Financial Position - 2001 versus 2000
------------------------------------------------

Assets

In the twelve months of operations in this fiscal year, total assets decreased $451,669 from $5,326,074 at May 31, 2000 to $4,874,405 at May 31, 2001. This
amount was primarily attributable to a decrease in accounts receivable of $7,606 consisting mainly of 1) a decrease of $220,632 in trade accounts receivable reflecting a faster collection rate compared to the previous fiscal year end (as of July 26, 2001 approximately 99.2% or $1,401,383 of the May 31, 2001 trade receivables balance had been collected), 2) a $215,816 net increase in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $223,427 increase in reimbursable indirect rate variances for the current fiscal year, a net $2,328 decrease in month end accrued sales on accrued direct labor, and a $5,283 decrease in prior year rate variance billed in fiscal year 2001, and 3) a $2,790 decrease in other accounts receivable. Prepaid expenses decreased $18,828 primarily due to a $19,901 decrease to deposits. Fixed assets, net of accumulated depreciation and amortization decreased $193,218 reflecting depreciation and amortization of $399,295 offset by fixed asset purchases of $206,077 (mainly nonhuman primate enclosures, lab equipment, and facility improvements). Deferred income tax decreased $232,000 primarily as a result of utilizing a portion of the income tax loss carryforward. Inventories decreased $44,919 reflecting increased sales and reduced production of veterinary products during fiscal year 2001. Other noncurrent assets decreased $20,000 reflecting the final payment on the fabrication of a new chimpanzee enclosure order from the previous fiscal year end.

The above decrease is partially offset by a $60,940 increase in cash value of officer's split dollar life insurance policies. The balance of the increase was due to miscellaneous factors.

Liabilities

In the twelve months of operations in fiscal year 2001, total liabilities decreased $712,658 from $1,757,815 at May 31, 2000 to $1,045,157 at May 31,
2001. This decrease is primarily attributable to a decrease in borrowings under line-of-credit of $493,502 reflecting the faster collection rate of trade accounts receivable, a decrease in long-term debt of $123,060 reflecting payments made on capital leases and notes payable, an $80,661 decrease to other accrued liabilities primarily due to the reimbursement of an errant payment from the National Institutes of Health ($77,243) from fiscal year 2000, and a decrease in accounts payable of $33,006.

The above decrease is partially offset by an increase in accrued compensation and related costs of $17,571. The balance of the increase was due to miscellaneous factors.

Stockholders' Equity

In the twelve months of operation in fiscal year 2001, stockholders' equity increased $260,989 primarily due to the Company realizing $285,102 of net income offset by a cash dividend totaling $26,401 to shareholders of record as of September 11, 2000 paid by the Company during the second quarter of this fiscal year. The balance of the increase was due to miscellaneous factors.

Changes in Financial Position - 2000 versus 1999
------------------------------------------------

Assets

In the twelve months of operations in fiscal year 2000, total assets increased $702,340 from $4,623,734 at May 31, 1999 to $5,326,074 at May 31, 2000. This
amount was primarily attributable to an increase in accounts receivable of $661,403 consisting mainly of 1) an increase of $666,756 in trade accounts receivable reflecting a slower collection rate compared to the previous fiscal year end, 2) a $1,697 net increase in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $41,329 increase in reimbursable indirect rate variances for fiscal year 2000, a net $65,446 increase in month end accrued sales on accrued direct labor, the billing and payment of $51,789 previously unbilled contract fee retention, and a $53,289 decrease for a cost overrun, due to indirect rate variances from prior years, on a contract that expired on December 27, 1999, and 3) a $7,050 decrease in other accounts receivable. Prepaid expenses increased $3,547. Fixed assets, net of accumulated depreciation and amortization increased $133,615 reflecting fixed asset purchases of $484,607 (mainly nonhuman primate enclosures, lab equipment, and facility improvements) offset by depreciation and amortization of $350,992. Cash value of officer's split dollar life insurance policies increased $38,105. Other noncurrent assets increased $20,000 reflecting a deposit on the fabrication of a new chimpanzee enclosure.

The above increase was partially offset by 1) a decrease in loans to officers of $32,906 due to payments made during fiscal year 2000, 2) a deferred income tax decrease of $63,000 primarily as a result of utilizing a portion of the federal income tax loss carryforward, and 3) a $61,755 decrease to inventories reflecting increased sales and reduced production of veterinary products during fiscal year 2000. The balance of the increase was due to miscellaneous factors.

Liabilities

In the twelve months of operations in fiscal year 2000, total liabilities increased $630,217 from $1,127,598 at May 31, 1999 to $1,757,815 at May 31,
2000. This increase was primarily attributable to an increase in borrowings under line-of-credit of $412,901 reflecting the slow collection of trade accounts receivable, an increase in long-term debt of $190,954 due to entering into notes payable of $269,661 for nonhuman primate housing units and a back up generator offset by $78,707 in payments on capital leases and notes payable, and a $70,581 increase to other accrued liabilities primarily due to a receipt of an errant payment from NIH ($77,243) which the Company returned during fiscal year 2001.

The above increase was partially offset by 1) a decrease in accrued compensation and related costs of $5,236, 2) a decrease in accrued income taxes of $24,281, and 3) a decrease in accounts payable of $14,702. The balance of the increase was due to miscellaneous factors.

Stockholders' Equity

In the twelve months of operation in fiscal year 2000, stockholders' equity increased $72,123 primarily due to the Company realizing $97,246 of net income offset by the cash dividend totaling $17,360 to shareholders of record as of September 7, 1999 paid by the Company during the second quarter of fiscal year 2000. The balance of the increase was due to miscellaneous factors.

Results of Operations  - 2001 versus 2000
-----------------------------------------

Revenues

Contract revenues increased by 5.0% or $580,806 to $12,124,800 compared to $11,543,994 for fiscal year 2000. This increase was primarily due to 1) increased government contract activity, 2) the fiscal year 2000 reserve of $50,000 loss due to an indirect cost overrun on a contract that expired on December 27, 1999, and 3) the funding in fiscal year 2001 of a $25,858 indirect rate variance cost overrun of a contract that expired in fiscal year 1996 (the contract was administratively closed out on August 24, 2000). Product sales increased to $131,653 compared to $119,638 in fiscal year 2000.

Operating Expenses

Contract operating expenses increased 2.3% or $204,241 compared to fiscal year 2000 primarily due to increased government contract activity, offset by a decrease in contract overhead expenses as a percentage of contract sales and a decrease in overhead expenses of approximately $69,000 in support of the equine production facility compared to fiscal year 2000. Cost of goods sold increased to $115,200 from $99,708 in fiscal year 2000. This increase was primarily due to the increase in units sold during this fiscal year. Research and development (R&D) expenses decreased to $31,771 compared to $166,943 in fiscal year 2000. This decrease is primarily due to a voluntary reduction in staffing in BIOQUAL's Department of Discovery Research. General and administrative expenses increased 8.3% compared to fiscal year 2000 primarily due to increases in accounting fees and additional indirect labor costs incurred by senior technical staff. Total operating expenses increased 2.3% due to the above.

Operating Income

Operating income increased to $568,854 for fiscal year 2001 compared to $235,106 for fiscal year 2000. The increase is primarily due to 1) the funding in fiscal year 2001 of a $25,858 indirect rate variance cost overrun of a contract that expired in fiscal year 1996 as mentioned above, 2) the increase in contract revenues exceeding the increase in related contract expenses resulting in an increase in the gross margin percentage on contracts in fiscal year 2001, 3) the decrease in R&D expenses of approximately $135,000, 4) the decrease in overhead expenses supporting the equine production facility and 5) the fiscal year 2000 reserve for a $50,000 loss due to an indirect cost overrun on a contract that ended on December 27, 1999.

Provision For Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax expense of $232,000 for the year ended May 31, 2001. The Company will utilize available federal and state net operating loss ("NOL") carryforwards to offset future taxable income. The state NOL carryforwards became available for use as a result of the December 31, 1999 merger between Diagnon Corporation and its wholly owned subsidiary, BIOQUAL, Inc.

Earnings Per Share (EPS)

Options to purchase 5,335 shares of common stock at a price of $3.375 per share were outstanding at May 31, 2001 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares. Options to purchase 29,502 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding at May 31, 2000 but were not included in the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares.

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

Operating Expenses

Contract operating expenses increased 8.4% or $701,335 compared to fiscal year 1999 primarily due to increased government contract activity (including the two one-time purchases totaling approximately $210,000 and the $103,000 toxicity studies mentioned above), an increase in overhead expenses supporting the equine production facility of approximately $109,000 compared to fiscal year 1999, offset by the decrease in commercial contracts. Cost of goods sold increased to $99,708 from $55,238 in fiscal year 1999. This increase was primarily due to the increase in units sold during fiscal year 2000 and the expensing of 23 free doses of Eqstend(TM). Research and development (R&D) expenses decreased to $166,943 compared to $203,167 in fiscal year 1999. This decrease is primarily due to the temporary reassignment of R&D staff (during the third and fourth quarter of fiscal year 2000) to prepare Small Business Innovative Research
(SBIR) grant proposals to possibly provide additional funding for the research associated with the high throughput assay system developed by the Company's Department of Discovery Research. General and administrative expenses increased 8.4% compared to fiscal year 1999 primarily due to the increased costs associated with the preparation of the SBIR grant proposals during the third quarter of fiscal year 2000 compared to fiscal year 1999, offset by a decrease in legal expenses during fiscal year 2000 compared to fiscal year 1999. Total operating expenses increased 8.3% due to the above.

Operating Income

Operating income decreased to $235,106 for fiscal year 2000 compared to $529,128 for fiscal year 1999. The decrease was primarily due to several factors: 1) the increase in contract expenses exceeding the increase in related contract revenues resulting in a decrease in the gross margin percentage on contracts in fiscal year 2000, including the increase in overhead expenses supporting the equine production facility of approximately $109,000 as mentioned above, 2) a $53,289 indirect cost overrun on a contract that ended on December 27, 1999 and
3) $82,920 increased funding during the fiscal year 1999 to cover an indirect cost overrun for three expired contracts from 1995 and 1998 without a similar item in fiscal year 2000.

Provision For Income Tax

In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", the Company reported a deferred federal income tax provision of $63,000 for the year ended May 31, 2000 as a result of using previous net operating loss carryforwards. The Company made a provision for state income tax which was estimated at $22,000. State income tax expense is reimbursable under government contracting regulations.

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

Inflation and Price Changes for Fiscal Year
-------------------------------------------

For fiscal years 2000 and 2001 neither inflation nor price changes had any material effect on net sales, revenues, or income from operations.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements are listed in the Table of Contents on page 30 as Financial Statements filed as part of this FORM 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in an 8-K filed by the Company on November 13, 2000, effective November 7, 2000, BIOQUAL, Inc. (the "Company") has terminated the engagement of Deloitte & Touche LLP as its independent public accountants. On the same day, the Company retained Aronson, Fetridge & Weigle as its public accountants. The engagement of Aronson, Fetridge & Weigle was recommended by the Audit Committee of the Company's Board of Directors and approved by the Board of Directors (the "Board").

The audit reports by Deloitte & Touche LLP on the Company's financial statements for each of the last two fiscal years ended May 31, 1999 and May 31, 2000, respectively, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended May 31, 1999 and May 31, 2000, respectively, and in the subsequent interim period, there have been no disagreements between the Company and Deloitte & Touche LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the audited financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information with respect to the present directors, and executive officers.

NAME                      DIRECTOR SINCE  AGE  POSITIONS
----                      --------------  ---  ---------

John C. Landon, Ph.D.          1986        64  Chairman of the Board; President
                                               & Chief Executive Officer;
                                               Director

J. Thomas August, M.D.         1982        73  Director; Consultant; Scientific
                                               Advisor

Charles C. Francisco           1991        63  Director; Member of Compensation
                                               Committee; Member of Audit
                                               Committee

Charles F. Gauvin              1992        45  Director; Member of Compensation
                                               Committee; Member of Audit
                                               Committee

Michael P. O'Flaherty                      63  Secretary; Chief Operating
                                               Officer

David A. Newcomer                          40  Chief Financial Officer

Leanne DeNenno                             47  Vice President

Jerry R. Reel, Ph.D.                       63  Vice President

Marisa St. Claire, DVM                     36  Vice President

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

Dr. J. Thomas August is a consultant to the Company, a principal stockholder and a founder of the Company, as well as a Director. Since 2001, he is a Distinguished Service Professor of Pharmacology and Molecular Sciences and Oncology at the Johns Hopkins University School of Medicine, Baltimore, Maryland and is the Director of the Johns Hopkins Singapore Biomedical Centre. From 1976 to 2001, he was a Professor and Director in the Department of Pharmacology and Molecular Sciences at the Johns Hopkins University School of Medicine. Dr. August's previous experience includes positions as Director of the Division of Biological Sciences and Chairman of the Department of Molecular Biology at the Albert Einstein College of Medicine. He has also held posts as a Research Fellow in Medicine at Harvard Medical School, as an Instructor and Assistant Professor of Medicine at Stanford University School of Medicine, and as an Associate Professor in Medicine (assigned to microbiology) at the New York University School of Medicine.

Mr. Charles C. Francisco is CEO and Managing Member (since 1998) of EdgeTech, Inc., a manufacturer of acoustic underwater imaging instruments located in Milford, Massachusetts. Mr. Francisco is also CEO, President and a Director (since 1999) of C&W Fabricators, Inc., a manufacturer of inlet and exhaust systems for gas turbine electric generators located in Gardner, Massachusetts. From 1993 to March of 1998 he was CEO and a Director of Victoreen, Inc., a manufacturer of radiation measuring instrumentation, located in Cleveland, Ohio.

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

Dr. Marisa St. Claire, D.V.M., a Diplomate of the American College of Laboratory Animal Medicine, joined the Company in 1996 as the Deputy Director of the Division of Primate Biology and Medicine and, in 2000, was appointed Vice President of the Division of Primate Biology and Medicine. From 1995 to 1996, Dr. St. Claire was a Clinical Laboratory Animal Veterinarian at the University of Virginia Center for Comparative Medicine.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to remuneration paid during the last three fiscal years to the Chief Executive Officer of the Company and other Company officers whose compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
                                                          Other
Name and Principal                  Salary    Bonus    Compensation
     Position                Year     ($)      ($)      ($) /1/,/2/
--------------------------  ------  -------   ------   ------------

John C. Landon                2001  275,000   40,000      32,723
                              ----
CEO, President, Chairman      2000  275,000   30,000      32,723
                              ----
 of the Board                 1999  275,000   40,000      32,723
                              ----

Michael P. O'Flaherty         2001  156,250   36,564      10,593
                              ----
Chief Operating Officer,      2000  134,593   35,099      10,593
                              ----
 Secretary                    1999  127,286   44,292      10,593
                              ----

Jerry R. Reel                 2001  134,876    6,946
                              ----
Vice President                2000  121,402    5,550
                              ----
                              1999  120,652    3,789
                              ----

David A. Newcomer             2001   99,092   20,193       4,500
                              ----
Chief Financial Officer       2000   91,726   19,378       4,500
                              ----
                              1999   88,600   26,292       4,500
                              ----

Marisa St. Claire             2001   98,002    5,000
                              ----
Vice President                2000   84,058
                              ----
                              1999   80,054
                              ----

/1/ Other Annual Compensation for the CEO for the years 2001, 2000 and 1999 represents premiums for a $1,000,000 Split Dollar Life Insurance Policy.

/2/ Other Annual Compensation for the Chief Operating Officer and Chief
    Financial Officer for the years 2001, 2000 and 1999 represents premiums for a $250,000 Split Dollar Life Insurance Policy.

--------------------------------------------------------------------------------


Stock Option Grants in Last Fiscal Year

                       Number of       % of Total
                       Securities    Stock Options
                       Underlying      Granted to
                     Stock Options    Employees in     Exercise    Expiration
Name                  Granted (#)     Fiscal Year    Price ($/SH)     Date
-------------------  --------------  --------------  ------------  ----------

Marisa St. Claire           500/1/        100.0%        $3.375      9/08/10


/1/ All options reported in this table are fully exercisable.

Aggregated Stock Option Exercised in Last Fiscal Year, and FY-End Option Value


                                                                             Value of
                                                          Number of         Unexercised
                                                         Unexercised       In-the-Money
                               Shares                       Options           Options
                              Acquired     Value         at FY-End (#)     at FY-End ($)/3
                            on Exercise   Realized
Name                            (#)        ($)           Exercisable       Exercisable
--------------------------  ------------  --------      ------------       ---------------

John C. Landon                                             25,167  /1/           6,757
CEO, President,
 Chairman of the Board

Michael P. O'Flaherty                                      10,001  /1/          13,732
Chief Operating Officer,                                    1,667  /1/,2           N/A
 Secretary

Jerry R. Reel                                               1,167  /1/           1,054
Vice President                                                667  /1/,2           N/A

David A. Newcomer                                           1,334  /1/           1,034
Chief Financial Officer                                       667  /1/,2           N/A

Marisa St. Claire                                           1,134  /1/           1,073
Vice President                                                500  /1/,2           N/A

/1/  All options reported in the table are fully exercisable.
/2/  Options are out-of-the-money.
/3/  Represents the difference between the exercise price and the market value.

Compensation of Directors
-------------------------

During fiscal year 2001, the Company paid to Directors:

                                            Attendance of
                                            Board Meetings         Travel to
                            Directors      and Consultation      Board Meetings
                            Fees ($)           Fees ($)          $ Expenses ($)
                            ---------      ---------------       ---------------
J. Thomas August, M.D.        8,000            19,600                  332
Charles C. Francisco          8,000             3,000                  904
Charles F. Gauvin             8,000             3,000                1,795


 Messrs. Francisco, August and Gauvin have agreements with the Company extending through the term of their election. For fiscal year 2001, Messrs. Francisco, August and Gauvin received $2,000 each per quarter as Directors fees and $1,000 each for each Board meeting attended. The agreement for Dr. August also provides payments of $2,500 per quarter for services rendered to the Company as Scientific Adviser. Dr. August had a separate agreement providing payment of $300 per hour for acting as the Interim Scientific Director of the Department of Discovery Research. This latter agreement expired on June 27, 2001. The Company also reimburses Company related travel expenses incurred by any of the Directors.

Employment Contracts and Termination of Employment and Change-in-Control
------------------------------------------------------------------------
Arrangements
------------

Dr. Landon has an employment agreement with the Company, extending through July 13, 2002. Pursuant to this agreement, Dr. Landon's base compensation is $275,000 per year. The agreement provides for various additional incentive compensation dependent upon the results of the Company's operations each year through the term of employment. The Compensation Committee of the Board of Directors determines the amount of incentive compensation for Dr. Landon.

Dr. Landon's Employment Agreement has the following compensation upon termination provisions: 1. If Dr. Landon's employment is terminated due to his death, the Company shall pay his estate bi-weekly amounts equal to his base annual salary for the twelve month period following his death, 2. If Dr. Landon becomes disabled, he will receive base salary compensation up to six months after becoming disabled and at the end of the six-month period his employment will be terminated, 3. If, during the five-year term of Dr. Landon's agreement, there is a change-in-control of the company, the Agreement shall remain in effect for the remainder of the five-year term or an additional two and one-half years, whichever is greater, 4. If Dr. Landon is terminated for cause, or if the Company and Dr. Landon mutually agree to terminate Dr. Landon's employment, the Company shall have no further obligation to Dr. Landon under the Agreement.

Michael O'Flaherty and David Newcomer have severance agreements with the Company. The terms of the severance agreements provide that in the event the Company terminates the executive's employment with the Company for other than the following reasons: termination for cause, voluntary resignation, disability or death, the executive is entitled to receive severance pay equal to one year compensation, based on the base annual salary in effect at the time of termination.

COMPENSATION PURSUANT TO PLANS

Annual Incentives
-----------------

Annual incentives for the Named Executive Officers, excluding the CEO, provide cash compensation opportunity for achieving various performance objectives. These objectives include but are not limited to the following: financial performance measures such as profit, sales, indirect cost controls, contract renewal and contract award. Certain objectives have minimum and maximum levels of performance set. No payment is made if performance fails to meet the minimum level for a particular objective.

Stock Option Plan - The Company adopted the 1998 Stock Option Plan (the "Plan")
-----------------
in August 1997 which permits the granting of options to all employees to purchase up to an aggregate of ten percent of the outstanding shares of Common Stock. The Plan is designed to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code, but also permits the Company to grant nonqualified options to persons, such as consultants and outside directors. Under the Plan, options to purchase shares of Common Stock are granted at not less than 100% of the fair market value of the underlying shares on the date granted. The Plan is administered by a committee of the Board of Directors, which has the authority to select optionees, evaluate suggestions presented by the Company in order to determine the number of options to be granted to the selected optionees, designate the number of shares to be covered by each option and, subject to certain restrictions, specify other terms of the options. During fiscal year 2001, the committee was comprised of Messrs. Gauvin and Francisco.

On February 25, 1999, the Company filed a Form S-8 with the Securities and Exchange Commission to register 100,000 shares of common stock, par value $.01, to cover previously issued options granted under the BIOQUAL, Inc. 1988 Stock Option Plan and the BIOQUAL, Inc. 1998 Stock Option Plan as well as future options to be offered pursuant to the Plans.

As of May 31, 2001, the following options to the officers and directors were outstanding:

                                                  Percentage    Option        Date
Name                         Service      Shares   of Total     Price       Granted
-----------------------  ---------------  ------  -----------  --------    ----------
John C. Landon           CEO, President,   1,667         2.9%   $2.2686     7/29/96
                          Director,       23,500        39.9%   $2.8875     2/24/99
                          Chairman
Michael P. O'Flaherty    Chief Operating     834         1.4%   $  1.80     8/14/92
                          Officer,         1,667         2.9%   $ 3.375      6/5/95
                          Secretary        1,667         2.9%   $  2.52     5/30/97
                                           7,500        12.7%   $1.5625    12/31/98
Leanne DeNenno           Vice President      334          .5%   $  1.80     8/14/92
                                             667         1.1%   $ 3.375      6/5/95
                                             500          .8%   $ 2.525     5/30/97
Jerry Reel               Vice President      500          .8%   $  1.80     8/14/92
                                             667         1.1%   $ 3.375      6/5/95
                                             667         1.1%   $  2.52     5/30/97
David A. Newcomer        Chief Financial     334          .5%   $  1.80     8/14/92
                          Officer            667         1.1%   $ 3.375      6/5/95
                                           1,000         1.7%   $  2.52     5/30/97
Marisa St. Claire        Vice President      334          .5%   $ 2.064     9/30/96
                                             500          .8%   $  2.52     5/30/97
                                             300          .5%   $  1.70      7/9/98
                                             500          .8%   $ 3.375      9/8/00
Charles C. Francisco     Director          1,667         2.9%   $   .54     8/14/92
                                           1,667         2.9%   $2.0625     7/29/96
                                             500          .8%   $ 2.625     2/24/99
Charles F. Gauvin        Director          1,667         2.9%   $  1.80     8/14/92
                                           1,667         2.9%   $2.0625     7/29/96
                                             500          .8%   $ 2.625     2/24/99
J. Thomas August         Director          1,667         2.9%   $2.2686     7/29/96
                                             500          .8%   $2.8875     2/24/99
                                          ------      ------
All officers and                          53,640        90.9%   $ .54 to    8/14/92 to
directors as a group                                            $3.375      9/8/00
(9 persons)

A total of 58,976 options were granted and outstanding at May 31, 2001. During fiscal year 2001, options for 334 shares were exercised by a former employee. All options are exercisable. Of the options granted and outstanding, 19,841 are from the 1988 Stock Option Plan which was terminated in accordance with its terms and conditions on June 20, 1998 but allows the exercise of outstanding options in accordance with their terms. There are 33,134 options granted under the 1998 stock option plan (described herein) which was established for a ten year period beginning August 15, 1997. The 1998 stock option plan is authorized to grant options to purchase up to 83,333 shares of common stock. The remaining 6,001 options were granted outside the plan.

The options granted from the 1988 Plan are effective for a ten year period from the date of grant, with the exception of the options for 1,667 shares that were exercised July 29, 2001 and 23,500 shares that expire February 24, 2004, granted to John C. Landon, and the options for 1,667 shares that expired July 29, 2001 and 500 shares that expire February 24, 2004, granted to J. Thomas August.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners
-----------------------------------------------

The following table sets forth information as of July 26, 2001, with respect to the stock ownership of all holders of 5% or more of the Company's Common Stock.

Name and Address              Number of Shares    Percentage (1)
---------------------------  -------------------  --------------

Dr. John C. Landon
8213 Raymond Lane
Potomac, MD  20854               154,049 (2),(3)          17.00

S. David Leibowitt
2295 South Ocean Blvd.
Palm Beach, FL  33480             88,563                  10.05

Dr. J. Thomas August
905 Poplar Hill Road
Baltimore, MD  21210             179,006 (4)              20.27

David H. Bishop
100 W. 57th Street
New York, New York  10019         60,509 (5)               6.87

      (1) Assumes the exercise by such person or persons of the currently exercisable options and does not give effect to any shares issuable upon exercise by any other person or persons of options.

      (2)  Includes 4,178 shares in the names of members of Dr. Landon's spouse.

      (3) Assumes the exercise of currently exercisable options to purchase 25,167 shares.

      (4) Assumes the exercise of currently exercisable options to purchase 2,167 shares.

      (5)  Includes 1,506 shares in the name of David H. Bishop's spouse.

Security ownership of management
--------------------------------

The following table sets forth information as of July 26, 2001, with respect to the ownership of the Company's Common Stock of all: directors, executive officers included in the Summary Compensation Table on page 19, and directors and officers as a group.

Name and Address              Number of Shares    Percentage (1)
---------------------------  -------------------  --------------

Dr. John C. Landon
8213 Raymond Lane
Potomac, MD  20854               154,049 (2),(3)        17.00

Charles C. Francisco
96 Old Littleton Road
Harvard, MA  01451                 3,834 (4)              .43

Dr. J. Thomas August
905 Poplar Hill Road
Baltimore, MD  21210             179,006 (5)            20.27

Charles F. Gauvin
97-Cobbs Bridge Road
New Gloucester, ME  04260          3,834 (4)              .43

Michael P. O'Flaherty
1213 Bradfield Drive
Leesburg, VA  22075               18,218 (6)             2.04

Dr. Jerry R. Reel
302 Watkins Pond Blvd.
Rockville, MD  20850               1,884 (7)              .21

David A. Newcomer
9 Eternity Court
Germantown, MD  20874              2,718 (8)              .31

Dr. Marisa St. Claire
1202 New Design Road
Adamstown, MD  21710               2,184 (9)              .25

All executive officers
and directors (8, of
whom all beneficially
own shares) as a group           365,727 (10)           39.36

      (1) Assumes the exercise by such person or persons of the currently exercisable options owned by him or them and does not give effect to any shares issuable upon exercise by any other person or persons of options.

      (2) Includes 4,178 shares in the names of members of Dr. Landon's spouse.

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

      (7) Assumes the exercise of currently exercisable options to purchase 1,834 shares

      (8) Assumes the exercise of currently exercisable options to purchase 2,001 shares.

      (9) Assumes the exercise of currently exercisable options to purchase 1,634 shares

     (10)   See Notes (2) through (9) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 1, 1988 the Company and Dr. Landon agreed to consolidate the previous loan facilities available to Dr. Landon into a single loan of $100,000. The loan had a five-year term with repayment of principal deferred for three years. The loan bore interest at the six month certificate of deposit rate paid by Signet Bank, Maryland and the rate was adjusted quarterly. On September 29, 1989, the Company agreed to increase the loan to $125,000. On September 21, 1990, the Company agreed to increase the loan to $150,000. Pursuant to Dr. Landon's previous employment agreement, the loan was to be repaid in five installments of $30,000 plus interest within six weeks after the end of each of the next five fiscal years beginning with fiscal year 1992.

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Table of Contents to Financial Statements, on page 30.

         (b) The Registrant filed no reports on FORM 8-K during the final quarter of its fiscal year ended May 31, 2001.

         (c) Exhibits filed (Exhibits incorporated by reference listed
             ---------------------------------------------------------
             separately.)
             -----------

             (21)      List of Subsidiaries

             Exhibits incorporated by reference to the Company's FORM 10-KSB for
             -------------------------------------------------------------------
             the fiscal year ended May 31, 2001 (filed with the Company's FORM
             -----------------------------------------------------------------
             10-QSB for the quarter ended February 28, 2001).
             -----------------------------------------------

             (10)      Government Contracts.
                       ---------------------
                       1.  Title:        Non Human Primate Model of AIDS:
                                         Prophylactic and Therapeutic Studies.
                           Institute:    National Cancer Institute
                           Dates Funded: 12/19/00 - 12/18/05

                       2.  Title:        Housing and Maintenance of Non-Human
                                         Primates for VRC.
                           Institute:    National Institute of Allergy and
                                         Infectious Diseases
                           Dates Funded: 3/1/01 - 2/28/08

             Exhibits incorporated by reference to the Company's FORM
             --------------------------------------------------------
             10-K for the fiscal year ended May 31, 1989.
             -------------------------------------------

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

             Exhibits incorporated by reference to the Company's FORM 10-KSB for
             -------------------------------------------------------------------
             the fiscal year ended May 31, 1996.
             ----------------------------------

             (10)      Government Contracts.
                       ---------------------

                       Title:         Biological Testing Facility.
                       Institute:     National Institute of Child Health and
                                      Human Development
                       Dates Funded:  7/1/96 - 12/31/01

             Exhibits incorporated by reference to the Company's FORM 10-KSB for
             -------------------------------------------------------------------
             the fiscal year ended May 31, 1996 (filed with the Company's FORM
             -----------------------------------------------------------------
             10-QSB during the quarter ended November 30, 1995).
             --------------------------------------------------

             (10)     Government Contracts.
                      ---------------------

                       1.  Title:        MAO/Evaluation of AIDS Vaccines in
                                         Non-Human Primates.
                           Institute:    National Institute of Allergy and
                                         Infectious Diseases
                           Dates Funded: 9/30/95 - 3/31/00


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

             Exhibits incorporated by reference to the Company's Registration
             ----------------------------------------------------------------
             Statement No. 1-13527 (filed on October 22, 1997.
             -------------------------------------------------

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

                                       SIGNATURES
                                       ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized on August 27, 2001.


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


Signature                    Title                        Date
---------                    -----                        ----

                             Chairman of the
                             Board, President and
                             Director (Chief Executive
/s/ John C. Landon           Officer)                     8/27/01
-------------------------
John C. Landon, Ph.D.


/s/ J. Thomas August         Director                     8/27/01
-------------------------
J. Thomas August M.D.


/s/ Charles C. Francisco     Director                     8/27/01
-------------------------
Charles C. Francisco


/s/ Charles F. Gauvin        Director                     8/27/01
-------------------------
Charles F. Gauvin


/s/ Michael P. O'Flaherty    Chief Operating Officer
-------------------------    and Secretary                8/27/01
Michael P. O'Flaherty


/s/ David A. Newcomer        Chief Financial Officer      8/27/01
-------------------------
David A. Newcomer

                         BIOQUAL, INC. AND SUBSIDIARY
                         ----------------------------

                   TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                   -----------------------------------------



Independent Auditors' Report........................................   31

Independent Auditors' Report........................................   32

Financial Statements:
     Consolidated Balance Sheets, May 31, 2001 and 2000.............   33

     Consolidated Statements of Operations for the
      years ended May 31, 2001 and 2000.............................   34

     Consolidated Statements of Stockholders' Equity for
      the years ended May 31, 2001 and 2000.........................   35

     Consolidated Statements of Cash Flows for the
      years ended May 31, 2001 and 2000.............................   36

     Notes to Financial Statements..................................   37

All financial statement schedules are omitted because they are not applicable or required.

Aronson, Fetridge & Weigle
700 King Farm Blvd.
Rockville, Maryland 20850
Telephone: (301) 231-6200
Facsimile: (301) 231-7630



INDEPENDENT AUDITORS' REPORT

Board of Directors
BIOQUAL, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheet of BIOQUAL, Inc. and Subsidiary as of May 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIOQUAL, Inc. and Subsidiary at May 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/  Aronson, Fetridge & Weigle
Aronson, Fetridge & Weigle
Rockville, Maryland
July 13, 2001 (except for Note 10, as to which the date is August 8, 2001)

Deloitte & Touche LLP
100 S. Charles Street
12th Floor
Baltimore, Maryland 21201
Telephone: (410) 576-6700
Facsimile: (410) 837-0510
ITT Telex: 4995614



INDEPENDENT AUDITORS' REPORT


BIOQUAL, Inc.:

We have audited the accompanying consolidated balance sheet of BIOQUAL, Inc. and Subsidiary (formerly Diagnon Corporation and Subsidiaries) as of May 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended May 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BIOQUAL, Inc. and Subsidiary at May 31, 2000, and the results of their operations and their cash flows for the year ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP
Deloitte & Touche LLP
Baltimore, Maryland
August 4, 2000

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
CONSOLIDATED BALANCE SHEETS, MAY 31, 2001 AND 2000
--------------------------------------------------

ASSETS                                                                                            2001          2000
------                                                                                        -----------   -----------
CURRENT ASSETS:
Cash and cash equivalents                                                                     $    76,061   $    72,099
Accounts receivable:
  Trade                                                                                         1,412,478     1,633,110
  Unbilled - current                                                                              309,686       317,296
  Other                                                                                            17,027        19,817
Prepaid expenses                                                                                   76,241        95,069
Inventories                                                                                       180,922       225,841
Deferred income taxes - current                                                                   183,700       116,800
                                                                                              -----------   -----------
Total current assets                                                                            2,256,115     2,480,032
                                                                                              -----------   -----------
FIXED ASSETS:
Leasehold improvements                                                                            995,837     1,007,976
Furniture, fixtures and equipment                                                               3,688,799     3,545,423
                                                                                              -----------   -----------
Total                                                                                           4,684,636     4,553,399
Less accumulated depreciation and amortization                                                  3,271,154     2,946,699
                                                                                              -----------   -----------
Fixed assets, net                                                                               1,413,482     1,606,700
                                                                                              -----------   -----------
DEFERRED INCOME TAXES - NONCURRENT                                                                199,000       497,900
UNBILLED ACCOUNTS RECEIVABLE - NONCURRENT                                                         664,113       440,687
OTHER NONCURRENT ASSETS                                                                                          20,000
CASH VALUE OF OFFICERS' LIFE INSURANCE POLICIES                                                   341,695       280,755
                                                                                              -----------   -----------
TOTAL                                                                                         $ 4,874,405   $ 5,326,074
                                                                                              ===========   ===========
LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                                                               $   194,681   $   688,183
Current maturities of long-term debt                                                              107,031       123,114
Accounts payable                                                                                  168,248       201,254
Accrued compensation and related costs                                                            486,932       469,361
Other accrued liabilities                                                                           5,098        85,759
                                                                                              -----------   -----------
Total current liabilities                                                                         961,990     1,567,671
LONG-TERM DEBT                                                                                     83,167       190,144
                                                                                              -----------   -----------
Total liabilities                                                                               1,045,157     1,757,815
                                                                                              -----------   -----------
STOCKHOLDERS' EQUITY
--------------------
Preferred stock - par value of $1.00 per share; 500,000 shares authorized; no shares issued and outstanding
Common stock - par value of $.01 per share; 25,000,000 shares authorized; 1,600,408
 shares issued; May 31, 2001, 880,925 shares, May 31, 2000, 880,091 shares outstanding             16,004        16,004
Additional paid-in capital                                                                      7,476,577     7,475,035
Accumulated deficit                                                                            (2,971,435)   (3,230,136)
                                                                                              -----------   -----------
Total                                                                                           4,521,146     4,260,903

Less - treasury stock May 31, 2001, 719,483 shares, May 31, 2000, 720,317 shares, at cost        (691,898)     (692,644)
                                                                                              -----------   -----------
Total stockholders' equity                                                                      3,829,248     3,568,259
                                                                                              -----------   -----------
TOTAL                                                                                         $ 4,874,405   $ 5,326,074
                                                                                              ===========   ===========

See notes to consolidated financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
FOR THE YEARS ENDED MAY 31,
---------------------------

                                                                        2001                       2000
                                                                    -----------                -----------
REVENUES AND SALES:
  Contract revenues                                                 $12,124,800                $11,543,994
  Product sales                                                         131,653                    119,638
                                                                    -----------                -----------
  Total Revenues and Sales                                           12,256,453                 11,663,632
                                                                    -----------                -----------

OPERATING EXPENSES:
  Contract                                                            9,259,633                  9,055,392
  Cost of goods sold                                                    115,200                     99,708
  Research and development                                               31,771                    166,943
  General and administrative                                          2,280,995                  2,106,483
                                                                    -----------                -----------

  Total Operating Expenses                                           11,687,599                 11,428,526
                                                                    -----------                -----------

OPERATING INCOME                                                        568,854                    235,106

INTEREST INCOME                                                           4,473                      4,253
INTEREST EXPENSE                                                        (56,225)                   (57,113)
                                                                    -----------                -----------

INCOME BEFORE INCOME TAXES                                              517,102                    182,246

PROVISION FOR INCOME TAXES                                             (232,000)                   (85,000)
                                                                    -----------                -----------

NET INCOME                                                          $   285,102                $    97,246
                                                                    ===========                ===========

BASIC EARNINGS PER SHARE                                            $      0.32                $      0.11
                                                                    ===========                ===========
DILUTED EARNINGS PER SHARE                                          $      0.32                $      0.11
                                                                    ===========                ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 FOR BASIC EARNINGS PER SHARE                                           880,638                    872,693
EFFECT OF DILUTIVE SECURITIES - OPTIONS                                  10,468                      8,866
                                                                    -----------                -----------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                           891,106                    881,559
 FOR DILUTED EARNINGS PER SHARE                                     ===========                ===========

See notes to consolidated financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------
FOR THE YEARS ENDED MAY 31,
---------------------------

                                    COMMON STOCK                                    TREASURY STOCK
                                    ------------                                    --------------
                                                     ADDITIONAL
                                NUMBER OF     PAR     PAID-IN    ACCUMULATED     NUMBER OF        AT
                                  SHARES     VALUE    CAPITAL      DEFICIT        SHARES         COST        TOTAL
                                ---------   -------  ----------  -----------    ---------     ----------  -----------
BALANCE, June 1, 1999           1,600,408   $16,004  $7,475,035  $(3,310,022)   (727,736)      $(684,881)  $3,496,136

STOCK RECEIVED FOR OFFICER                                                       (11,039)        (32,906)     (32,906)
 LOAN REPAYMENT

DIVIDEND PAID                                                        (17,360)                                 (17,360)

STOCK GIFT TO
 EMPLOYEES                                                                         4,285           9,391        9,391

STOCK AWARD TO
 EMPLOYEE                                                                          1,000           2,250        2,250

EXERCISE OF STOCK
 OPTIONS                                                                          13,173          13,502       13,502

NET INCOME                                                            97,246                                   97,246
                                -------------------------------------------------------------------------------------

BALANCE, MAY 31, 2000           1,600,408   $16,004  $7,475,035  $(3,230,136)   (720,317)      $(692,644)  $3,568,259

DIVIDEND PAID                                                        (26,401)                                 (26,401)

STOCK AWARD TO
 EMPLOYEE                                                 1,240                      500             447        1,687

EXERCISE OF STOCK
 OPTIONS                                                    302                      334             299          601

NET INCOME                                                           285,102                                  285,102
                                -------------------------------------------------------------------------------------

BALANCE, MAY 31, 2001           1,600,408   $16,004  $7,476,577  $(2,971,435)   (719,483)      $(691,898)  $3,829,248
                                =====================================================================================

See notes to consolidated financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
FOR THE YEARS ENDED MAY 31,
---------------------------

                                                                                                             2001        2000
                                                                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                                               $ 285,102   $  97,246
                                                                                                          ---------   ---------
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                                                                           399,295     350,992
    Deferred income taxes                                                                                   232,000      63,000
    Decrease (increase) in accounts receivable                                                                7,606    (661,403)
    Decrease (increase) in prepaid expenses                                                                  18,828      (3,547)
    Decrease in inventories                                                                                  44,919      61,755
    Increase in other assets                                                                                (40,940)    (58,105)
    (Decrease) increase in accounts payable and
      accrued expenses                                                                                      (96,096)     50,642
    Common stock gifted and awarded to employees                                                              1,687      11,641
    Decrease in income taxes payable                                                                                    (24,281)
                                                                                                          ---------   ---------
      Total Adjustments                                                                                     567,299    (209,306)
                                                                                                          ---------   ---------
 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                                       852,401    (112,060)
                                                                                                          ---------   ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Net capital expenditures                                                                                  (206,077)   (484,607)
                                                                                                          ---------   ---------
 NET CASH USED FOR INVESTING ACTIVITIES                                                                    (206,077)   (484,607)
                                                                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payments) proceeds under line-of-credit agreement                                                    (493,502)    412,901
 Principal payments on long-term debt                                                                      (123,060)    (78,706)
 Proceeds from long-term debt                                                                                           269,661
 Proceeds from exercise of stock options                                                                        601      13,502
 Dividends paid                                                                                             (26,401)    (17,360)
                                                                                                          ---------   ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                                       (642,362)    599,998
                                                                                                          ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                     3,962       3,331
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                               72,099      68,768
                                                                                                          ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                                  $  76,061   $  72,099
                                                                                                          =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the year for:
  Interest                                                                                                $  58,618   $  55,707
                                                                                                          =========   =========
  Income taxes                                                                                                        $  58,725
                                                                                                                      =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

   Treasury stock received for payment                                                                                $  32,906
    of loans to officer                                                                                               =========

See notes to consolidated financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________


1.  NATURE OF THE BUSNESS

BIOQUAL, Inc. ("BIOQUAL" or the "Company"), a Delaware corporation, was founded in 1981. The Company supports the National Institutes of Health by providing research services in the following research areas: cancer, AIDS, hepatitis, influenza, immunology, transgenics, contraception, breeding and development of genetically defined animals, and neurobiology and behavior. The Company also has a small line of equine immunoglobulin products sold primarily to equine veterinarians.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------

The accompanying consolidated financial statements include the accounts of BIOQUAL, Inc. ("BIOQUAL") and its wholly - owned subsidiary Enhanced Therapeutics, Inc. (collectively the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

Contract research revenue is generally earned based on CPFF arrangements and is recognized on the basis of direct costs plus indirect costs incurred and an allocable portion of the fixed fee. As soon as it is determined that it is probable a contract will result in a loss and the loss can be reasonably estimated, the entire loss is charged to operations.

Government Contracts
--------------------

Substantially all of the Company's revenue is from U.S. Government contracts (primarily the National Institutes of Health). The indirect rates used in cost-plus-fixed-fee (CPFF) contracts are subject to final negotiated settlements for each fiscal year. In management's opinion, final settlement of indirect rates will not have a material effect on the Company's financial position or results of operations when settled. The Company does not require collateral for its government billings and does not consider its accounts receivable to be at significant risk.

Segment Information
-------------------

The Company has determined that it only has one material operating segment and, in accordance with SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information, has described and reported the Company as such. The Company's principal business consists of government contract research operations.

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

Fair Value of Financial Instruments
-----------------------------------

The fair market values of the financial instruments included in the financial statements approximate their carrying value.

Earnings Per Share
------------------

The Company uses Statement of Financial Accounting Standard No. 128 ("SFAS 128") Earnings Per Share for the calculation of basic and diluted earnings per share.

Cash and Cash Equivalents
-------------------------

The Company considers cash equivalents to include short-term investments which have a maturity of 90 days or less at the date of purchase. The Company maintains cash balances which may exceed federally insured limits. The Company does not believe that this results in any significant risk.

3.  STOCKHOLDERS' EQUITY

Stock Awards to Employees
-------------------------

During fiscal year 2001, the Company awarded a total of 500 shares of the Company's common stock to one employee. The value of those shares at the award date was $1,687 which has been recorded as an expense of the period.

During fiscal year 2000, the Company gifted and awarded a total of 5,285 shares of the Company's common stock to certain employees. The value of those shares at the award date was $11,641 which was recorded as an expense of the period.

Stock Options
-------------

The Company has adopted Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations in accounting for its 1988 and 1998 Stock Option Plans. Accordingly, no compensation has been recognized for options issued under the plans. Had compensation costs for the plans been determined based on fair value at the grant date under the plans in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and income per share would not have been materially affected for the years ended May 31, 2001 and 2000.

The Company has granted options to purchase 52,975 shares of its Common Stock under its 1988 and 1998 stock option plans. The 1998 stock option plan is authorized to grant options to purchase up to 83,333 shares of common stock. Except for certain options granted to an officer and a director, options expire ten years from date of grant under the plan, or upon the optionee's separation from the Company and are granted at the average of the closing bid and ask price of the Company's Common Stock at the date of grant. Options for 3,334 and 24,000 common shares granted to an officer and a director for a period of five years expire in 2001 and 2004, respectively. The Company has reserved an additional 6,001 shares of its Common Stock to cover the exercise of options granted outside of its 1988 and 1998 stock option plans. The 1988 plan was terminated in accordance with its terms and conditions on June 20, 1998.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended May 31, 2001 and 2000:

                                               2001       2000
                                              ------   --------

  Expected volatility                         63.54%     82.85%
  Risk-free interest rate                      5.73%      6.29%
  Expected term of options                  10 years   10 years
  Expected dividend yield                      1.19%       -0-

Information regarding the Company's stock option plans for the years ended May 31, 2001 and 2000 is as follows:

                                        2001                2000
                                ------------------   ------------------
                                          Weighted              Weighted
                                          Average               Average
                                          Exercise              Exercise
                                Options    Price     Options     Price
                                -------   --------   --------  --------
Outstanding at
  beginning of year             60,177     $ 2.46     73,684      $2.19
Granted                            500      3.375        834       2.38
Forfeited                       (1,367)      2.82     (1,168)      1.94
Exercised                         (334)      1.80    (13,173)      1.02
                               -------              --------
Outstanding at
 end of year                    58,976     $ 2.46     60,177      $2.46
                               =======              ========
Options exercisable at
 end of year                    58,976     $ 2.46     60,177      $2.46
                               =======              ========
Weighted average
 fair value of
 options granted
 during year                   $  2.59                $ 1.28

                                Outstanding and Exercisable
                            -----------------------------------
                                           Weighted
                                           Average     Weighted
                                          Remaining    Average
                              Options    Contractual   Exercise
Range of exercise prices    Outstanding  Life (years)   Price
--------------------------  -----------  ------------  --------
    .54   to 1.80             14,137         4.94       $1.50
   2.0625 to 2.625            15,504         4.71        2.36
   2.8875 to 3.375            29,335         3.05        2.98
                              ------
                              58,976         3.94       $2.46
                              ======

4.  LINE OF CREDIT

The Company has a line of credit of $1,000,000 with a bank to meet periodic cash flow needs. As of May 31, 2001, there were $194,681 of borrowings under this line of credit. During fiscal year 2001 the maximum amount borrowed was $914,434, the average balance outstanding was $354,398, and the average interest rate was 9.28%. The line bears interest at the bank's prime rate plus .25% and is collateralized by trade accounts receivable. The line is subject to renewal on or before October 29, 2001.

5.  LONG-TERM DEBT

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

The term notes above are collateralized by the subject equipment having net book value of $290,982 at May 31, 2001.

Capital leases
--------------
                                                   2001      2000
                                                 -------  --------

Capitalized Lease Obligations                    $16,074   $56,211

Less Current Maturities                           16,074    40,177
                                                 -------   -------

Long-Term                                        $   -0-   $16,034
                                                 =======  ========

Future annual minimum payments under the capital leases as of May 31, 2001, were:

    2002                                              $16,474
    Less:  Amount representing interest                   400
                                                      -------
    Present value of minimum lease payments           $16,074
                                                      =======

The Company leases equipment under various capital leases that expire in fiscal year 2002. Property held under the capital leases at May 31, 2001 and 2000 consisted of the following:

                                         2001      2000
                                     --------  --------

    Equipment                        $589,402  $589,402
    Less accumulated amortization     327,806   268,866
                                     --------  --------
                                     $261,596  $320,536
                                     ========  ========

The equipment is amortized on a straight-line basis over the estimated useful life of the equipment. Amortization expense amounted to $58,940 in 2001 and 2000, and is included with depreciation expense in the financial statements.

Future annual maturities of long-term debt are as follows:

                      Year Ending
                         May 31         Amount
                     -------------     --------
                          2002         $107,031
                          2003           83,167
                                       --------
                         Total         $190,198
                                       ========

The fair value of long-term debt is estimated to approximate its carrying value at May 31, 2001, based on borrowing rates currently available with similar terms and maturity.

6.  INCOME TAXES

Income taxes are accounted for using Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires an asset and liability approach to financial accounting and reporting for income taxes.
Under SFAS No. 109, deferred tax assets and liabilities are provided for differences between the financial statement and income tax bases of assets and liabilities that will result in future taxable or deductible amounts. The deferred tax assets and liabilities are measured using the enacted tax laws and rates. Income tax expense is computed as the income tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

In accordance with SFAS No. 109, management evaluates the ultimate realizability of its deferred income tax asset. If management estimates that it is more likely than not that some portion of the deferred tax asset will not be realized, a valuation allowance is provided. Revisions in management's estimates of the required valuation allowance are a component of expense in the period revised.

The components of income tax expense are as follows:


                              2001      2000
                            --------   -------
    Current tax expense     $    -0-   $22,000
    Deferred tax expense     232,000    63,000
                            --------   -------
                            $232,000   $85,000
                            ========   =======

A reconciliation of actual income tax expense to that which would have resulted from applying the federal statutory tax rates is as follows:

                                           2001         2000
                                        ---------    ---------
Federal taxes at statutory
  rate                                  $ 176,000    $  62,000
State taxes at statutory rate              24,000       14,500
Net executive life insurance
  expense                                    (400)       8,500
Decrease in previously
  recognized tax loss
  carryforwards, net of other
  adjustments to deferred taxes            32,400            -
                                        ---------   ----------
                                        $ 232,000   $   85,000
                                        =========   ==========

The components of deferred income taxes are as follows:

                                            May 31,      May 31,
                                             2001         2000
                                           ---------   ----------
Financial statement accruals               $  53,700   $   46,735
Different useful lives for
  depreciation of fixed assets
  for tax purposes                          (166,000)    (158,000)
Research & development costs
  deferred for tax purposes                  222,000      250,000
Tax loss carryforward                        529,000    1,185,000
Less valuation allowance                    (256,000)    (709,035)
                                           ---------   ----------
Total deferred income taxes                $ 382,700   $  614,700
                                           =========   ==========

As of May 31, 2001, the Company has cumulative tax operating loss carryforwards of approximately $1,245,000 available to reduce future federal taxable income and approximately $2,300,000 available to reduce future state taxable income. The operating loss carryforwards expire in fiscal year 2002 for federal tax purposes and 2002 to 2014 for state tax purposes. Management believes that it is more likely than not that the Company will generate future taxable income sufficient to realize a portion of the remaining tax loss carryforwards and that the valuation allowance is appropriate given the current estimates of future taxable income.

7.  COMMITMENTS AND CONTINGENCIES

Leases
------

The Company is a lessee under various noncancelable operating leases, covering the facilities in which its operations are conducted and certain equipment and vehicles. The aggregate minimum annual rental commitments under these leases are as follows:

                         2002         $1,618,000
                         2003             34,000
                         2004             16,000
                         2005              3,000
                                      ----------
                         Total        $1,671,000
                                      ==========

Two of the three facility leases contain an option for a five-year extension.

Rental expense was approximately $1,640,000 and $1,579,000, for the years ended May 31, 2001 and 2000, respectively.

8.  RELATED PARTY TRANSACTIONS

During the year ended May 31, 2000, the Company's shareholders affirmatively voted to approve the purchase of common stock of the Company held by the President at fair market value in an amount sufficient to fund the repayment of his loan to the Company, plus accrued interest. During fiscal year 2000, the Company purchased shares valued at $32,906 to complete the repayment of the loan in full.

The President has an employment agreement with the Company which provides a base compensation and additional incentive compensation dependent upon annual operations. This agreement expires on July 13, 2002.

9.  RETIREMENT PLAN

The Company sponsors a tax deferred savings plan to provide retirement benefits for all eligible employees under Section 401(k) of the Internal Revenue Code. The Company's annual contribution to the plan is based on eligible employee participation. Participating employees may voluntarily contribute up to 15% of their annual salaries, not to exceed certain limits provided by the Code. The Company may make discretionary matches to each participant's contribution. Rights to benefits provided by the Company's contributions vest 20% each year after the second year of service. Participants are fully vested in their voluntary contributions. The Company's contributions for the years ended May 31, 2001 and 2000 were $45,083 and $49,572, respectively.

10. SUBSEQUENT EVENT

On August 8, 2001, the Board of Directors declared a dividend of $0.04 per share to shareholders of record on September 7, 2001, payable on September 26, 2001.

                                       EXHIBITS