Form 10QSB
period 2001-08-31
BIOQUAL INC
filed 2001-10-15
CIK 719711

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2001
                                                ---------------

                         Commission file number 1-13527
                                                -------

                                  BIOQUAL, INC.
                                  -------------

      State of Delaware                                 13-3078199
      -----------------                                 ----------

(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

9600 Medical Center Drive, Rockville, Maryland               20850
------------------------------------------------------------------
(Address of principal executive office)                (Zip  Code)

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

                  Yes  X                  No ___
                      ---

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 882,592 shares outstanding as of October 10, 2001.

Transitional Small Business Disclosure Format (Check one): Yes ___  No  X
                                                                       ---

                                  BIOQUAL, INC.
                                  -------------

                                      INDEX
                                      -----

Part I. Financial Information                                              Page
-----------------------------                                              ----

  Item 1. Financial Statements.

     Unaudited Consolidated Balance Sheets, May 31, 2001 and
       August 31, 2001....................................................   2

     Unaudited Consolidated Statements of Operations for
       the Three Months Ended August 31, 2001 and
       August 31, 2000 ...................................................   3

     Unaudited Consolidated Statements of Cash Flows
       for the Three Months Ended August 31, 2001 and
       August 31, 2000 ...................................................   4

     Notes to Financial Statements .......................................   5

  Item 2. Management's Discussion and Analysis ...........................   6

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED BALANCE SHEETS, MAY 31, 2001 AND AUGUST 31, 2001
-----------------------------------------------------------------------

ASSETS                                                                         AUGUST 31, 2001            MAY 31, 2001
------                                                                         ---------------            ------------
CURRENT ASSETS:
Cash and cash equivalents                                                       $      76,766             $    76,061
Accounts receivable:
  Trade                                                                             1,725,887               1,412,478
  Unbilled - current                                                                  196,620                 309,686
  Other                                                                                12,765                  17,027
Prepaid expenses                                                                      189,186                  76,241
Inventories                                                                           160,282                 180,922
Deferred income taxes - current                                                       119,700                 183,700
                                                                                -------------             -----------
Total current assets                                                                2,481,206               2,256,115
                                                                                -------------             -----------
FIXED ASSETS:
Leasehold improvements                                                              1,026,508                 995,837
Furniture, fixtures and equipment                                                   3,795,570               3,688,799
                                                                                -------------             -----------
Total                                                                               4,822,078               4,684,636
Less accumulated depreciation and amortization                                      3,355,873               3,271,154
                                                                                -------------             -----------
Fixed assets, net                                                                   1,466,205               1,413,482
                                                                                -------------             -----------
Deferred income taxes - noncurrent                                                    199,000                 199,000
Unbilled accounts receivable - noncurrent                                             548,099                 664,113
Cash value of officers' life insurance policies                                       341,695                 341,695
                                                                                -------------             -----------
TOTAL                                                                           $   5,036,205             $ 4,874,405
                                                                                =============             ===========
LIABILITIES
-----------

CURRENT LIABILITIES:
Borrowings under line of credit                                                 $     271,952             $   194,681
Current maturities of long-term debt                                                  107,031                 107,031
Accounts payable                                                                      326,452                 168,248
Accrued compensation and related costs                                                345,173                 486,932
Other accrued liabilities                                                              38,737                   5,098
                                                                                -------------             -----------
Total current liabilities                                                           1,089,345                 961,990
Long-term debt                                                                         53,407                  83,167
                                                                                -------------             -----------
Total liabilities                                                                   1,142,752               1,045,157
                                                                                -------------             -----------
STOCKHOLDERS' EQUITY
--------------------

Preferred stock - par value of $1.00 per share, 500,000 shares authorized; no shares issued and outstanding
Common stock - par value of $.01 per share; 25,000,000 shares authorized; 1,600,408 shares issued; August 31, 2001, 882,592
 shares, May 31, 2001, 880,925 shares outstanding                                      16,004                  16,004
Additional paid-in capital                                                          7,478,867               7,476,577
Accumulated deficit                                                                (2,911,013)             (2,971,435)
                                                                                -------------             -----------
Total                                                                               4,583,858               4,521,146
Less - treasury stock August 31, 2001, 717,816 shares, May 31,
 2001, 719,483 shares, at cost                                                       (690,405)               (691,898)
                                                                                -------------             -----------
Total stockholders' equity                                                          3,893,453               3,829,248
                                                                                -------------             -----------
TOTAL                                                                           $   5,036,205             $ 4,874,405
                                                                                =============             ===========

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------
FOR THE THREE MONTHS ENDED AUGUST 31,
-------------------------------------

                                           2001                2000
                                           ----                ----
REVENUES AND SALES:
  Contract revenues                    $  3,061,208        $  3,072,278
  Product sales                              25,917               3,260
                                       ------------        ------------
  Total Revenues and Sales                3,087,125           3,075,538
                                       ------------        ------------

OPERATING EXPENSES:
  Contract                                2,330,657           2,458,364
  Cost of goods sold                         20,641               2,593
  Research and development                                       17,432
  General and administrative                569,051             505,611
                                       ------------        ------------

  Total                                   2,920,349           2,984,000
                                       ------------        ------------

OPERATING INCOME                            166,776              91,538

INTEREST INCOME                                 733               1,181
INTEREST EXPENSE                             (7,782)            (13,317)
                                       ------------        ------------

INCOME BEFORE INCOME TAX                    159,727              79,402

PROVISION FOR INCOME TAX                     64,000              32,000
                                       ------------        ------------

NET INCOME                             $     95,727        $     47,402
                                       ============        ============

BASIC EARNINGS PER SHARE               $       0.11        $       0.05
                                       ============        ============
DILUTED EARNINGS PER SHARE             $       0.11        $       0.05
                                       ============        ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING FOR BASIC EARNINGS
  PER SHARE                                 881,541             880,091
EFFECT OF DILUTIVE SECURITIES -
  OPTIONS                                    11,931              11,392
                                       ------------        ------------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING OPTIONS FOR DILUTED
  EARNINGS PER SHARE                        893,472             891,483
                                       ============        ============

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------
FOR THE THREE MONTHS ENDED AUGUST 31,
-------------------------------------

                                                                                        2001                      2000
                                                                                        ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                                                        $        95,727           $        47,402
                                                                                   ---------------           ---------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           84,719                    86,108
    Deferred income taxes                                                                   64,000                    32,000
    (Increase) decrease in accounts receivable                                             (80,067)                  476,963
    Increase in prepaid expenses                                                          (112,945)                  (24,289)
    Decrease (increase) in inventories                                                      20,640                   (25,400)
    Decrease in other assets                                                                                          20,000
    Increase (decrease) in accounts payable and
     accrued expenses                                                                       50,084                  (145,462)
                                                                                   ---------------           ---------------
      Total Adjustments                                                                     26,431                   419,920
                                                                                   ---------------           ---------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 122,158                   467,322
                                                                                   ----------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                     (137,442)                  (76,274)
                                                                                   ---------------           ---------------
 NET CASH USED FOR INVESTING ACTIVITIES                                                   (137,442)                  (76,274)
                                                                                   ---------------           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds (payments) under line-of-credit agreement                                     77,271                  (328,644)
 Dividend paid                                                                             (35,304)                  (26,403)
 Proceeds from exercise of stock options                                                     3,782
 Principal payments on long-term debt                                                      (29,760)                  (34,963)
                                                                                   ---------------           ---------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                        15,989                  (390,010)
                                                                                   ---------------           ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      705                     1,038
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            76,061                    72,099
                                                                                   ---------------           ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $        76,766           $        73,137
                                                                                   ===============           ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                                         $         9,027           $        16,650
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

Recent Accounting Pronouncements
--------------------------------

SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires that all such transactions be accounted for by the purchase method. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill and that they meet specific criteria described in the Standard. This Standard is applicable to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Management will follow the Standard in accounting for all future business combinations and does not believe that adoption will have any significant impact on the Company's financial statements.

SFAS No. 142 eliminates the requirement to amortize goodwill and requires that other intangible assets be separated into assets that have a finite useful life and those with an indefinite useful life. Intangible assets with a finite useful life are to be amortized over that useful life. Intangible assets with an indefinite life are to be measured for impairment annually, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Standard requires that it be measured annually for impairment under a defined two-step process that begins with an estimation of the fair value of a "reporting unit," which is defined in the Standard. The first step in the process is a screening for impairment and the second step measures the amount of impairment, if any. Upon initial adoption of SFAS No. 142, the change is to be reported on the financial statements as a change in accounting principle with the cumulative effect reported in the statement of income in the period of adoption. The Standard is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt this new Standard with its fiscal year beginning June 1, 2001. The Company has no goodwill or other intangible assets as of August 31, 2001 and, therefore, does not believe that adoption of the Standard will have any impact on its financial statements.

SFAS No. 143 requires that asset retirement obligations be recognized as a liability in the period in which they are incurred at their fair value if a reasonable estimate can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Standard requires that the liability be discounted and accretion expense be recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2001, with earlier application permitted. The Company does not have any asset retirements obligations as of August 31, 2001 and, therefore, does not believe that this new Standard will have any impact upon its financial statements when adopted.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------

In this first quarter of fiscal year 2002, BIOQUAL, Inc. ("BIOQUAL" or the "Company") realized net income of $95,727.

On August 8, 2001, the Board of Directors declared a cash dividend of $0.04 per share for shareholders of record on September 7, 2001. The dividend was paid on September 26, 2001.

On September 21, 2001, the Company was notified by the National Institute on Aging of the award of the Phase II Small Business Innovation Research (SBIR) grant entitled "Comparative DNA Sequence Variation in Alzheimer Genes". This two year grant began on September 30, 2001 and totals $738,847.

The Company has submitted a Final Proposal Revision of its proposal for the renewal competition of the National Cancer Institute contract entitled "Facility for Breeding, Housing, and Handling Virus Infected Mice, Genetically Manipulated Mice, and Chimeric Mice". The current contract expires October 31, 2001.

The Company has submitted a proposal for the renewal competition of the National Institute of Child Health and Human Development contract entitled "Biological Testing Facility". The current contract expires on December 31, 2001.

Results of Operations
---------------------

For the three months of operations ended August 31, 2001 (the Company's first quarter), contract revenues decreased by .4% or $11,070 to $3,061,208 compared to $3,072,278 in the first quarter of fiscal year 2001. This decrease in government contract revenues compared to the first quarter of fiscal year 2001 is primarily due to a decrease in contract activity. Product sales increased to $25,917 compared to $3,260 in fiscal year 2001. Contract operating expenses decreased 5.2% or $127,707 compared to the first quarter of fiscal year 2001 primarily due to decreased government contract expenses and an increase in the allocation of fringe benefit costs from contract expenses to general and administrative expenses (G&A). Cost of goods sold increased to $20,641 from $2,593 in the first quarter of fiscal year 2001. This increase was primarily due to the increase in units of products sold during this fiscal year. The Company did not incur any research and development (R&D) expenses during this quarter compared to $17,432 in the first quarter of fiscal year 2001. Currently, there are no R&D activities on going in the Company's Department of Discovery Research. General and administrative expenses increased 12.5% compared to the first quarter of fiscal year 2001 primarily due to increases in the fringe benefits allocation from contract expenses to G&A expenses as mentioned above. Total operating expenses decreased 2.1% due to the above.

Operating income increased to $166,776 compared to $91,538 in the same quarter of the prior fiscal year. The increase is primarily due to 1) the decrease in R&D expenses, 2) the decrease in contract expenses exceeding the decrease in contract revenues resulting in an increase in the gross margin percentage on contracts during the first quarter of fiscal year 2002, and 3) a decrease in the overhead expenses supporting the equine IgG production facility.

For this quarter, BIOQUAL had interest expense of $7,782 compared to interest expense of $13,317 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal and state income tax expense of $64,000 for the three months ended August 31, 2001. The Company will utilize available federal and state net operating loss ("NOL") carryforwards to offset future taxable income. The operating loss carryforwards expire in fiscal year 2002 for federal tax purposes and fiscal year 2002 to 2014 for state tax purposes.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 5,335 shares of common stock at a price of $3.375 per share were outstanding at August 31, 2001 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares. Options to purchase 5,502 shares of common stock at a price of $3.375 per share were outstanding at August 31, 2000 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in cash and cash equivalents are detailed in the Statements of Consolidated Cash Flows on page 4. Total assets increased $161,800 from $4,874,405 at May 31, 2001 to $5,036,205 at August 31, 2001. This amount was primarily attributable to an increase to accounts receivable of $80,067 consisting mainly of 1) an increase of $313,409 in trade accounts receivable reflecting a slower collection rate compared to the previous fiscal year end, 2) a $229,080 decrease in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $116,014 decrease in reimbursable indirect rate variances for the current fiscal year, a net $113,066 decrease in month end accrued sales on accrued direct labor comparing the current period and the accrual at the end of fiscal year 2001, and 3) a $4,262 decrease in other accounts receivable. Fixed assets, net of accumulated depreciation and amortization increased $52,723 reflecting fixed asset purchases of $137,442 (mainly nonhuman primate enclosures, laboratory equipment and facility improvements) offset by depreciation and amortization of $84,719. Prepaid expenses increased $112,945 primarily due to the prepayment of business liability and life insurance premiums, and real estate and personal property taxes.

The increase above is partially offset by 1) a decrease in inventories of $20,640 and 2) a decrease in deferred income taxes of $64,000 as a result of utilizing a portion of federal and state income tax loss carryforwards.

Liabilities

In the first three months of operation in fiscal year 2002, total liabilities increased $97,595 from $1,045,157 at May 31, 2001 to $1,142,752 at August 31,
2001. This increase is primarily attributable to 1) an increase to borrowings under line-of-credit of $77,271 reflecting the slower collection of trade accounts receivable, 2) an increase in accounts payable of $158,204 due to the receipt of personal property and real estate tax bills, audit fee invoices and an invoice for the balance of a nonhuman primate enclosure purchase, and 3) a $33,639 increase in other accrued liabilities. This increase is primarily due to a $35,304 accrual of the cash dividend declared on August 8, 2001 and paid on September 26, 2001.

The increase above is partially offset by 1) a decrease in accrued compensation and related costs of $141,759 reflecting a shorter accrual period this quarter when compared to the prior year end and the payment of accrued bonuses from fiscal year 2001 during this quarter, and 2) payments totaling $29,760 on capital leases and notes payable reducing long-term debt.

Stockholders' Equity

In the first three months of operation in fiscal year 2002, stockholders' equity increased $64,205 primarily due to the Company realizing $95,727 of net income offset by the $35,304 cash dividend declared on August 8, 2001.

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


                                               BIOQUAL, INC.



DATE October 10, 2001                          /s/ John C. Landon
     --------------------                      --------------------------------
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer



DATE October 10, 2001                          /s/ Michael P. O'Flaherty
     --------------------                      --------------------------------
                                               Chief Operating Officer and
                                               Secretary

DATE October 10, 2001                          /s/ David A. Newcomer
     --------------------                      --------------------------------
                                               Chief Financial Officer