Form 10QSB
period 2001-11-30
BIOQUAL INC
filed 2002-01-14
CIK 719711

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001
                                               -----------------

                         Commission file number 1-13527
                                                -------

                                  BIOQUAL, INC.
                                  -------------

              State of Delaware                        13-3078199
              -----------------                        ----------

        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

9600 Medical Center Drive, Rockville, Maryland             20850
----------------------------------------------------------------
(Address of principal executive office)                 (Zip Code)

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

                  Yes  X                  No  ___
                      ---
Common Stock, $.01 par value per share; authorized 25,000,000 shares; 882,592 shares outstanding as of January 9, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes ___  No  X
                                                                        ---

                                  BIOQUAL, INC.
                                  -------------

                                      INDEX
                                      -----

Part I.  Financial Information                                              Page
------------------------------                                              ----
  Item 1.  Financial Statements.

     Unaudited Consolidated Balance Sheets, May 31, 2001 and
       November 30, 2001 ..................................................    2

     Unaudited Consolidated Statements of Operations for
       the Three Months Ended November 30, 2001 and
       November 30, 2000 ..................................................    3

     Unaudited Consolidated Statements of Operations for
       the Six Months Ended November 30, 2001 and
       November 30, 2000 ..................................................    4

     Unaudited Consolidated Statements of Cash Flows
       for the Six Months Ended November 30, 2001 and
       November 30, 2000 ..................................................    5

     Notes to Financial Statements ........................................    6

  Item 2.  Management's Discussion and Analysis ...........................    7

Part II.  Other Information
---------------------------

  Item 4.  Submission of Matters to a Vote of
             Security Holders .............................................   11

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED BALANCE SHEETS, MAY 31, 2001 AND NOVEMBER 30, 2001
-------------------------------------------------------------------------

ASSETS                                                                          NOVEMBER 30, 2001        MAY 31, 2001
------                                                                          -----------------        ------------
CURRENT ASSETS:

Cash and cash equivalents                                                       $    77,304              $    76,061
Accounts receivable:

  Trade                                                                           2,015,030                1,412,478
  Unbilled - current                                                                 32,177                  309,686
  Other                                                                              13,192                   17,027
Prepaid expenses                                                                    163,115                   76,241
Inventories                                                                         158,302                  180,922
Deferred income taxes - current                                                      70,200                  183,700
                                                                                -----------              -----------
Total current assets                                                              2,529,320                2,256,115
                                                                                -----------              -----------
FIXED ASSETS:
Leasehold improvements                                                            1,052,212                  995,837
Furniture, fixtures and equipment                                                 3,907,232                3,688,799
                                                                                -----------              -----------
Total                                                                             4,959,444                4,684,636
Less accumulated depreciation and amortization                                    3,443,214                3,271,154
                                                                                -----------              -----------
Fixed assets, net                                                                 1,516,230                1,413,482
                                                                                -----------              -----------
Deferred income taxes - noncurrent                                                  199,000                  199,000
Unbilled accounts receivable - noncurrent                                           426,962                  664,113
Cash value of officers' life insurance policies                                     341,695                  341,695
                                                                                -----------              -----------
TOTAL                                                                           $ 5,013,207              $ 4,874,405
                                                                                ===========              ===========
LIABILITIES
-----------

CURRENT LIABILITIES:

Borrowings under line of credit                                                 $   372,200              $   194,681
Current maturities of long-term debt                                                107,031                  107,031
Accounts payable                                                                    209,915                  168,248
Accrued compensation and related costs                                              283,613                  486,932
Other accrued liabilities                                                            50,232                    5,098
                                                                                -----------              -----------
Total current liabilities                                                         1,022,991                  961,990
Long-term debt                                                                       22,434                   83,167
                                                                                -----------              -----------
Total liabilities                                                                 1,045,425                1,045,157
                                                                                -----------              -----------
STOCKHOLDERS' EQUITY
--------------------

Preferred stock - par value of $1.00 per share, 500,000 shares authorized; no shares issued and outstanding
Common stock - par value of $.01 per share; 25,000,000 shares authorized; 1,600,408 shares issued; November 30, 2001,
 882,592 shares, May 31, 2001, 880,925 shares outstanding                            16,004                   16,004
Additional paid-in capital                                                        7,478,867                7,476,577
Accumulated deficit                                                              (2,836,684)              (2,971,435)
                                                                                -----------              -----------
Total                                                                             4,658,187                4,521,146
Less - treasury stock November 30, 2001, 717,816 shares, May
 31, 2001, 719,483 shares, at cost                                                 (690,405)                (691,898)
                                                                                -----------              -----------
Total stockholders' equity                                                        3,967,782                3,829,248
                                                                                -----------              -----------
TOTAL                                                                           $ 5,013,207              $ 4,874,405
                                                                                ===========              ===========
See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------
FOR THE THREE MONTHS ENDED NOVEMBER 30,
---------------------------------------

                                                      2001             2000
                                                      ----             ----
REVENUES AND SALES:
  Contract revenues                               $ 3,072,653       $ 2,930,652
  Product sales                                         1,838             8,577
                                                  -----------       -----------
  Total Revenues and Sales                          3,074,491         2,939,229
                                                  -----------       -----------

OPERATING EXPENSES:
  Contract                                          2,382,145         2,260,600
  Cost of goods sold                                    1,979             8,070
  Research and development                                               14,078
  General and administrative                          558,308           523,523
                                                  -----------       -----------

  Total                                             2,942,432         2,806,271
                                                  -----------       -----------

OPERATING INCOME                                      132,059           132,958

INTEREST INCOME                                           567             1,127
INTEREST EXPENSE                                       (8,798)          (14,035)
                                                  -----------       -----------

INCOME BEFORE INCOME TAX                              123,828           120,050

PROVISION FOR INCOME TAX                               49,500            48,000
                                                  -----------       -----------

NET INCOME                                        $    74,328       $    72,050
                                                  ===========       ===========

BASIC EARNINGS PER SHARE                          $      0.08       $      0.08
                                                  ===========       ===========
DILUTED EARNINGS PER SHARE                        $      0.08       $      0.08
                                                  ===========       ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING FOR BASIC EARNINGS
   PER SHARE                                          882,592           880,157
EFFECT OF DILUTIVE SECURITIES -
  OPTIONS                                               8,000            12,197
                                                  -----------       -----------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING OPTIONS FOR DILUTED
   EARNINGS PER SHARE                                 890,592           892,354
                                                  ===========       ===========

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------
FOR THE SIX MONTHS ENDED NOVEMBER 30,
-------------------------------------

                                                      2001              2000
                                                      ----              ----
REVENUES AND SALES:
  Contract revenues                               $ 6,133,861       $ 6,002,930
  Product sales                                        27,755            11,837
                                                  -----------       -----------
  Total Revenues and Sales                          6,161,616         6,014,767
                                                  -----------       -----------

OPERATING EXPENSES:
  Contract                                          4,712,802         4,718,965
  Cost of goods sold                                   22,620            10,663
  Research and development                                               31,510
  General and administrative                        1,127,359         1,029,133
                                                  -----------       -----------

  Total                                             5,862,781         5,790,271
                                                  -----------       -----------

OPERATING INCOME                                      298,835           224,496

INTEREST INCOME                                         1,300             2,308
INTEREST EXPENSE                                      (16,580)          (27,352)
                                                  -----------       -----------

INCOME BEFORE INCOME TAX                              283,555           199,452

PROVISION FOR INCOME TAX                              113,500            80,000
                                                  -----------       -----------

NET INCOME                                        $   170,055       $   119,452
                                                  ===========       ===========

BASIC EARNINGS PER SHARE                          $      0.19       $      0.14
                                                  ===========       ===========
DILUTED EARNINGS PER SHARE                        $      0.19       $      0.13
                                                  ===========       ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING FOR BASIC EARNINGS
   PER SHARE                                          882,062           880,124
EFFECT OF DILUTIVE SECURITIES -
  OPTIONS                                               9,965            11,795
                                                  -----------       -----------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING OPTIONS FOR DILUTIVE
   EARNINGS PER SHARE                                 892,027           891,919
                                                  ===========       ===========

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------
FOR THE SIX MONTHS ENDED NOVEMBER 30,
-------------------------------------

                                                               2001         2000
                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                 $ 170,055    $ 119,452
                                                            ---------    ---------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             172,060      203,972
    Deferred income taxes                                     113,500       80,000
    (Increase) decrease in accounts receivable                (84,057)     424,408
    Increase in prepaid expenses                              (86,874)     (26,341)
    Decrease (increase) in inventories                         22,620      (17,330)
    Decrease in other assets                                                20,000
    Decrease in accounts payable and accrued expenses        (116,517)    (196,844)
                                                            ---------    ---------
      Total Adjustments                                        20,732      487,865
                                                            ---------    ---------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                    190,787      607,317
                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                        (274,808)    (104,595)
                                                            ---------    ---------
 NET CASH USED FOR INVESTING ACTIVITIES                      (274,808)    (104,595)
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds (payments) under line-of-credit agreement       177,519     (409,373)
 Dividend paid                                                (35,304)     (26,401)
 Proceeds from exercise of stock options                        3,782          581
 Principal payments on long-term debt                         (60,733)     (65,408)
                                                            ---------    ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           85,264     (500,601)
                                                            ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,243        2,121
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               76,061       72,099
                                                            ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  77,304    $  74,220
                                                            =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                  $  16,969    $  30,663
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

SFAS No. 142 eliminates the requirement to amortize goodwill and requires that other intangible assets be separated into assets that have a finite useful life and those with an indefinite useful life. Intangible assets with a finite useful life are to be amortized over that useful life. Intangible assets with an indefinite life are to be measured for impairment annually, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Standard requires that it be measured annually for impairment under a defined two-step process that begins with an estimation of the fair value of a "reporting unit," which is defined in the Standard. The first step in the process is a screening for impairment and the second step measures the amount of impairment, if any. Upon initial adoption of SFAS No. 142, the change is to be reported on the financial statements as a change in accounting principle with the cumulative effect reported in the statement of income in the period of adoption. The Standard is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company has adopted this new Standard with its fiscal year beginning June 1, 2001. The Company has no goodwill or other intangible assets as of November 30, 2001 and, therefore, does not believe that adoption of the Standard will have any impact on its financial statements.

SFAS No. 143 requires that asset retirement obligations be recognized as a liability in the period in which they are incurred at their fair value if a reasonable estimate can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Standard requires that the liability be discounted and accretion expense be recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2001, with earlier application permitted. The Company does not have any asset retirements obligations as of November 30, 2001 and, therefore, does not believe that this new Standard will have any impact upon its financial statements when adopted.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------

In this second quarter of fiscal year 2002, BIOQUAL, Inc. ("BIOQUAL" or the "Company") realized net income of $74,328. Net income for the six months of fiscal year 2002 totaled $170,055.

On September 21, 2001, the Company was notified by the National Institute on Aging of the award of the Phase II Small Business Innovation Research (SBIR) grant entitled "Comparative DNA Sequence Variation in Alzheimer Genes". This two year grant began on September 30, 2001 and totals $738,847.

On October 31, 2001, the Company was notified by the National Cancer Institute
(NCI) of the renewal of its contract to support NCI researchers. The contract entitled "Facility for Breeding, Housing, and Handling Virus Infected Mice, Genetically Manipulated Mice, and Chimeric Mice" is for a base year and four option years totaling $13,740,310.

The National Institute of Child Health and Human Development approved an extension of its contract entitled "Biological Testing Facility" from December 31, 2001 to January 18, 2002,while it continues to review BIOQUAL's proposal for the renewal contract.

Results of Operations
---------------------

Three Month Comparison
----------------------

For the three months of operations ended November 30, 2001 (the Company's second quarter), contract revenues increased by 4.8% or $142,001 to $3,072,653 compared to $2,930,652 in the second quarter of fiscal year 2001. This increase in government contract revenues compared to the second quarter of fiscal year 2001 is primarily due to an increase in contract activity. Product sales decreased to $1,838 for the second quarter of fiscal year 2002 compared to $8,577 for the second quarter of fiscal year 2001. Contract operating expenses increased 5.4% or $121,545 for the second quarter of fiscal year 2002 compared to the second quarter of fiscal year 2001 primarily due to increased government contract expenses partially offset by an increase in the allocation of fringe benefit costs from contract expenses to general and administrative (G&A) expenses that was previously reported and affected the first and second quarter of fiscal year 2001. Cost of goods sold decreased to $1,979 from $8,070 in the second quarter of fiscal year 2001. As previously reported, the Company has ceased all Research and development (R&D) activities, consequently, the Company did not incur any R&D expenses during this quarter compared to $14,078 in the second quarter of fiscal year 2001. General and administrative expenses increased 6.6% compared to the second quarter of fiscal year 2001 primarily due to increases in the fringe benefits allocation from contract expenses to G&A expenses as mentioned above. Total operating expenses increased 4.9% due to the above.

Operating income was level this quarter, $132,059 compared to $132,958 in the same quarter of the prior fiscal year. The increase in total revenues and sales was relatively the same and the increase in operating expenses resulting in relatively the same gross margin percentage during the second quarter of fiscal year 2002.

For this quarter, BIOQUAL had interest expense of $8,798 compared to interest expense of $14,035 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal and state income tax expense of $49,500 for the three months ended November 30, 2001. The Company will utilize available federal and state net operating loss ("NOL") carryforwards to offset future taxable income. The operating loss carryforwards expire in fiscal year 2002 for federal tax purposes and fiscal year 2002 to 2014 for state tax purposes.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 30,335 shares of common stock at prices ranging from $2.625 per share to $3.375 per share were outstanding at November 30, 2001 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares. Options to purchase 38,670 shares of common stock at prices ranging from $2.52 per share to $3.375 per share were outstanding at November 30, 2000 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares.

Six Month Comparison
--------------------

For the six months of operations ended November 30, 2001, contract revenues increased by 2.2% or $130,931 to $6,133,861 compared to $6,002,930 in the first six months of fiscal year 2001. This increase is primarily due to an increase in contract activity. Product sales increased to $27,755 compared to $11,837 in fiscal year 2001. Contract operating expenses decreased .1% or $6,163 compared to the first six months of fiscal year 2001 primarily due to an increase in the allocation of fringe benefit costs from contract expenses to general and administrative (G&A) expenses (that was previously reported and affected the first and second quarter of fiscal year 2001) offset by increased government contract expenses. Cost of goods sold increased to $22,620 from $10,663 in the first six months of fiscal year 2001. This increase was primarily due to the increase in units of products sold during this fiscal year. As previously reported, the Company has ceased all research and development (R&D) activities, consequently, the Company did not incur any R&D expenses during this six month period compared to $31,510 in the same period of fiscal year 2001. General and administrative expenses increased 9.5% compared to the first six months of fiscal year 2001 primarily due to increases in the fringe benefits allocation from contract expenses to G&A expenses as mentioned above. Total operating expenses increased 1.3% due to the above.

Operating income increased to $298,835 compared to $224,496 in the same period of the prior fiscal year. The increase is primarily due to 1) the decrease in R&D expenses, 2) the increase in total revenues exceeding the increase in operating expenses resulting in an increase in the gross margin percentage, and
3) a decrease in the overhead expenses supporting the equine IgG production facility.

For this six month period, BIOQUAL had interest expense of $16,580 compared to interest expense of $27,352 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal and state income tax expense of $113,500 for the six months ended November 30, 2001. The Company will utilize available federal and state net operating loss ("NOL") carryforwards to offset future taxable income. The operating loss carryforwards expire in fiscal year 2002 for federal tax purposes and fiscal year 2002 to 2014 for state tax purposes.

Earnings Per Share (EPS) - For the six month comparison, options to purchase 30,335 shares of common stock at prices ranging from $2.625 per share to $3.375 per share were outstanding at November 30, 2001 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares. Options to purchase 38,670 shares of common stock at prices ranging from $2.52 per share to $3.375 per share were outstanding at November 30, 2000 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in cash and cash equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. Total assets increased $138,802 from $4,874,405 at May 31, 2001 to $5,013,207 at November 30, 2001. This amount was primarily attributable to an increase to accounts receivable of $84,057 consisting mainly of 1) an increase of $602,552 in trade accounts receivable reflecting higher billings and a slower collection rate compared to the previous fiscal year end, 2) a $514,660 decrease in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $237,151 decrease in reimbursable indirect rate variances for the current fiscal year, a net $277,509 decrease in month end accrued sales on accrued direct labor comparing the current period (no accrual needed as the pay period ended on November 30, 2001) and the accrual at the end of fiscal year 2001, and 3) a $3,835 decrease in other accounts receivable. Fixed assets, net of accumulated depreciation and amortization, increased $102,748 reflecting fixed asset purchases of $274,808 (mainly nonhuman primate enclosures, laboratory equipment and facility improvements) offset by depreciation and amortization of $172,060. Prepaid expenses increased $86,874 primarily due to the prepayment of business liability and life insurance premiums, and real estate and personal property taxes.

The increase above is partially offset by 1) a decrease in inventories of $22,620 and 2) a decrease in deferred income taxes of $113,500 as a result of utilizing a portion of federal and state income tax loss carryforwards.

Liabilities

In the first six months of operation in fiscal year 2002, total liabilities increased $268 from $1,045,157 at May 31, 2001 to $1,045,425 at November 30,
2001. This increase is primarily attributable to 1) an increase to borrowings under line-of-credit of $177,519 reflecting the slower collection of trade accounts receivable, 2) an increase in accounts payable of $41,667, and 3) a $45,134 increase in other accrued liabilities. This increase reflects an overpayment of $45,000 on an invoice which will be repaid next quarter.

The increase above is partially offset by 1) a decrease in accrued compensation and related costs of $203,319 reflecting a shorter accrual period this six month period when compared to the prior year end and the payment of accrued bonuses from fiscal year 2001 during the first quarter of fiscal year 2002, and 2) payments totaling $60,733 on capital leases and notes payable reducing long-term debt.

Stockholders' Equity

In the first six months of operation in fiscal year 2002, stockholders' equity increased $138,534 primarily due to the Company realizing $170,055 of net income offset by the $35,304 cash dividend declared on August 8, 2001.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting  - October 23, 2001

Election of Directors

     Four directors were elected:

                                   For                  Withheld
                                 -------                --------
     J. Thomas August, M.D.      676,577                     818
     Charles C. Francisco        676,577                     818
     Charles F. Gauvin           676,577                     818
     John C. Landon, Ph.D.       676,544                     851

There were no other directors whose term of office as a director continued after the meeting.

Other Matters Voted Upon at the Meeting

     Proposal 2   To ratify the selection of Aronson, Fetridge and Weigle as the
     ----------
     Company's independent auditors.

     Affirmative Votes          677,175
     Negative Votes                  53
     Abstain                        167

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BIOQUAL, INC.


DATE  January 10, 2002                /s/ John C. Landon
     --------------------             ------------------
                                      Chairman of the Board,
                                      President and Chief Executive
                                      Officer



DATE  January 10, 2002                /s/ Michael P. O'Flaherty
     --------------------             -------------------------
                                      Chief Operating Officer and
                                      Secretary



DATE  January 10, 2002                /s/ David A. Newcomer
     --------------------             ---------------------
                                      Chief Financial Officer