Form 10QSB
period 2002-02-28
BIOQUAL INC
filed 2002-04-15
CIK 719711

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002
                                               -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X               No ___
                      ---

Common Stock, $.01 par value per share; authorized 25,000,000 shares; 882,592 shares outstanding as of April 10, 2002

Transitional Small Business Disclosure Format (Check one):  Yes ___  No  X
                                                                        ---

                                  BIOQUAL, INC.
                                  -------------

                                      INDEX
                                      -----

Part I.  Financial Information                                            Page
------------------------------                                            ----
  Item 1.  Financial Statements.

         Unaudited Consolidated Balance Sheets, February 28, 2002
           and May 31, 2001 .........................................      2

         Unaudited Consolidated Statements of Operations for
           the Three Months Ended February 28, 2002 and
           February 28, 2001 ........................................      3

         Unaudited Consolidated Statements of Operations for
           the Nine Months Ended February 28, 2002 and
           February 28, 2001 ........................................      4

         Unaudited Consolidated Statements of Cash Flows
           for the Nine Months Ended February 28, 2002 and
           February 28, 2001 ........................................      5

         Notes to Financial Statements ..............................      6

  Item 2.  Management's Discussion and Analysis .....................      7

  Item 6.  Exhibits and Reports on Form 8-K .........................     10

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED BALANCE SHEETS, FEBRUARY 28, 2002 AND MAY 31, 2001
-------------------------------------------------------------------------

 ASSETS                                                                                FEBRUARY 28, 2002           MAY 31, 2001
 ------                                                                                -----------------           ------------
CURRENT ASSETS:
Cash and cash equivalents                                                                $      77,712              $    76,061
Accounts receivable:
  Trade                                                                                      2,029,026                1,412,478
  Unbilled - current                                                                           183,003                  309,686
  Other                                                                                         13,686                   17,027
Prepaid expenses                                                                               111,941                   76,241
Inventories                                                                                    134,386                  180,922
Deferred income taxes - current                                                                101,100                  183,700
                                                                                         -------------              -----------
Total current assets                                                                         2,650,854                2,256,115
                                                                                         -------------              -----------
FIXED ASSETS:
Leasehold improvements                                                                       1,044,762                  995,837
Furniture, fixtures and equipment                                                            3,985,551                3,688,799
                                                                                         -------------              -----------
Total                                                                                        5,030,313                4,684,636
Less accumulated depreciation and amortization                                               3,502,953                3,271,154
                                                                                         -------------              -----------
Fixed assets, net                                                                            1,527,360                1,413,482
                                                                                         -------------              -----------
Deferred income taxes - noncurrent                                                             109,600                  199,000
Unbilled accounts receivable - noncurrent                                                      400,891                  664,113
Other noncurrent assets                                                                         20,000
Cash value of officers' life insurance policies                                                341,695                  341,695
                                                                                         -------------              -----------
TOTAL                                                                                    $   5,050,400              $ 4,874,405
                                                                                         =============              ===========
LIABILITIES
-----------
CURRENT LIABILITIES:
Borrowings under line of credit                                                          $     267,039              $   194,681
Current maturities of long-term debt                                                            97,023                  107,031
Accounts payable                                                                               197,130                  168,248
Accrued compensation and related costs                                                         368,129                  486,932
Other accrued liabilities                                                                       56,016                    5,098
                                                                                         -------------              -----------
Total current liabilities                                                                      985,337                  961,990
Long-term debt                                                                                   9,749                   83,167
                                                                                         -------------              -----------
Total liabilities                                                                              995,086                1,045,157
                                                                                         -------------              -----------
STOCKHOLDERS' EQUITY
--------------------
Preferred stock - par value of $1.00 per share, 500,000 shares authorized; no shares issued and outstanding
Common stock - par value of $.01 per share; 25,000,000 shares authorized; 1,600,408 shares issued; February 28, 2002,
 882,592  shares, May 31, 2001, 880,925 shares outstanding                                      16,004                   16,004
Additional paid-in capital                                                                   7,478,867                7,476,577
Accumulated deficit                                                                         (2,749,152)              (2,971,435)
                                                                                         -------------              -----------
Total                                                                                        4,745,719                4,521,146
Less - treasury stock February 28, 2002, 717,816 shares, May 31, 2001, 719,483
 shares, at cost                                                                              (690,405)                (691,898)
                                                                                         -------------              -----------
Total stockholders' equity                                                                   4,055,314                3,829,248
                                                                                         -------------              -----------
TOTAL                                                                                    $   5,050,400              $ 4,874,405
                                                                                         =============              ===========
See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------
FOR THE THREE MONTHS ENDED FEBRUARY 28,
---------------------------------------

                                                                          2002               2001
                                                                          ----               ----
REVENUES AND SALES:
  Contract revenues                                                    $  3,074,635      $  3,005,642
  Product sales                                                              35,223            48,964
                                                                       ------------      ------------
  Total Revenues and Sales                                                3,109,858         3,054,606
                                                                       ------------      ------------

OPERATING EXPENSES:
  Contract                                                                2,338,751         2,231,597
  Cost of goods sold                                                         29,601            42,262
  Research and development                                                                      2,944
  General and administrative                                                589,617           684,224
                                                                       ------------      ------------

  Total                                                                   2,957,969         2,961,027
                                                                       ------------      ------------

OPERATING INCOME                                                            151,889            93,579

INTEREST INCOME                                                                 364             1,125
INTEREST EXPENSE                                                             (6,221)          (16,143)
                                                                       ------------      ------------

INCOME BEFORE INCOME TAX                                                    146,032            78,561

PROVISION FOR INCOME TAX                                                     58,500            31,000
                                                                       ------------      ------------

NET INCOME                                                             $     87,532      $     47,561
                                                                       ============      ============

BASIC EARNINGS PER SHARE                                               $       0.10      $       0.05
                                                                       ============      ============
DILUTED EARNINGS PER SHARE                                             $       0.10      $       0.05
                                                                       ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING FOR BASIC
EARNINGS PER SHARE                                                          882,592           880,425
EFFECT OF DILUTIVE SECURITIES - OPTIONS                                       7,843             8,061
                                                                       ------------      ------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING OPTIONS FOR
DILUTED EARNINGS PER SHARE                                                  890,435           888,486
                                                                       ============      ============

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------
FOR THE NINE MONTHS ENDED FEBRUARY 28,
--------------------------------------

                                                                           2002              2001
                                                                           ----              ----
REVENUES AND SALES:
  Contract revenues                                                    $  9,208,496     $  9,008,572
  Product sales                                                              62,978           60,798
                                                                       ------------     ------------
  Total Revenues and Sales                                                9,271,474        9,069,370
                                                                       ------------     ------------

OPERATING EXPENSES:
  Contract                                                                7,051,553        6,950,562
  Cost of goods sold                                                         52,221           52,925
  Research and development                                                                    34,454
  General and administrative                                              1,716,976        1,713,357
                                                                       ------------     ------------

  Total                                                                   8,820,750        8,751,298
                                                                       ------------     ------------

OPERATING INCOME                                                            450,724          318,072

INTEREST INCOME                                                               1,664            3,433
INTEREST EXPENSE                                                            (22,801)         (43,495)
                                                                       ------------     ------------

INCOME BEFORE INCOME TAX                                                    429,587          278,010

PROVISION FOR INCOME TAX                                                    172,000          111,000
                                                                       ------------     ------------

NET INCOME                                                             $    257,587     $    167,010
                                                                       ============     ============

BASIC EARNINGS PER SHARE                                               $       0.29     $       0.19
                                                                       ============     ============
DILUTED EARNINGS PER SHARE                                             $       0.29     $       0.19
                                                                       ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING FOR BASIC
EARNINGS PER SHARE                                                          882,238          880,223
EFFECT OF DILUTIVE SECURITIES - OPTIONS                                       9,258           10,550
                                                                       ------------     ------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING OPTIONS FOR
DILUTIVE EARNINGS PER SHARE                                                 891,496          890,773
                                                                       ============     ============

See notes to financial statements.

BIOQUAL, INC. AND SUBSIDIARY
----------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------
FOR THE NINE MONTHS ENDED FEBRUARY 28,
-------------------------------------

                                                                                        2002                      2001
                                                                                        ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                        $       257,587           $       167,010
                                                                                   ---------------           ---------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                          231,799                   301,700
    Deferred income taxes                                                                  172,000                   111,000
    (Increase) decrease in accounts receivable                                            (223,302)                   62,332
    Increase in prepaid expenses                                                           (35,700)                  (21,301)
    Decrease in inventories                                                                 46,536                     3,470
    Increase in other assets                                                               (20,000)                  (30,000)
    Decrease in accounts payable and accrued expenses                                      (39,002)                 (197,542)
                                                                                   ---------------           ---------------
      Total Adjustments                                                                    132,331                   229,659
                                                                                   ---------------           ---------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 389,918                   396,669
                                                                                   ---------------           ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                     (345,677)                 (107,584)
                                                                                   ---------------           ---------------
 NET CASH USED FOR INVESTING ACTIVITIES                                                   (345,677)                 (107,584)
                                                                                   ---------------           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds (payments) under line-of-credit agreement                                     72,358                  (166,279)
 Dividend paid                                                                             (35,304)                  (26,401)
 Proceeds from exercise of stock options                                                     3,782                       581
 Principal payments on long-term debt                                                      (83,426)                  (93,805)
                                                                                   ---------------           ---------------
NET CASH USED FOR FINANCING ACTIVITIES                                                     (42,590)                 (285,904)
                                                                                   ---------------           ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    1,651                     3,181
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            76,061                    72,099
                                                                                   ---------------           ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $        77,712           $        75,280
                                                                                   ===============           ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                                         $        24,281           $        44,734
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

SFAS No. 142 eliminates the requirement to amortize goodwill and requires that other intangible assets be separated into assets that have a finite useful life and those with an indefinite useful life. Intangible assets with a finite useful life are to be amortized over that useful life. Intangible assets with an indefinite life are to be measured for impairment annually, or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Standard requires that it be measured annually for impairment under a defined two-step process that begins with an estimation of the fair value of a "reporting unit," which is defined in the Standard. The first step in the process is a screening for impairment and the second step measures the amount of impairment, if any. Upon initial adoption of SFAS No. 142, the change is to be reported on the financial statements as a change in accounting principle with the cumulative effect reported in the statement of income in the period of adoption. The Standard was required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted this new Standard with its fiscal year beginning June 1, 2001. The Company has no goodwill or other intangible assets as of February 28, 2002 and, therefore, does not believe that adoption of the Standard will have any impact on its financial statements.

SFAS No. 143 requires that asset retirement obligations be recognized as a liability in the period in which they are incurred at their fair value if a reasonable estimate can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Standard requires that the liability be discounted and accretion expense be recognized. SFAS No. 143 was effective for financial statements issued for fiscal years beginning after June 15, 2001, with earlier application permitted. The Company does not have any asset retirements obligations as of February 28, 2002 and, therefore, does not believe that this new Standard will have any impact upon its financial statements when adopted.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary Analysis
----------------

In this third quarter of fiscal year 2002 ended February 28, 2002, BIOQUAL, Inc. ("BIOQUAL" or the "Company") realized net income of $87,532. Net income for the nine months of fiscal year 2002 totaled $257,587.

On January 18, 2002, the Company was notified by the National Institute of Child Health and Human Development (NICHD) of the renewal of its contract to support NICHD researchers. The contract entitled "Biological Testing Facility" for broad spectrum research in contraception and reproductive health is for five years and totals $21,195,867.

Results of Operations
---------------------

Three Month Comparison
----------------------

For the three months of operations ended February 28, 2002 (the Company's third quarter), contract revenues increased by 2.3% or $68,993 to $3,074,635 compared to $3,005,642 in the third quarter of fiscal year 2001. This increase in government contract revenues compared to the third quarter of fiscal year 2001 is primarily due to an increase in contract activity. Product sales decreased to $35,223 for the third quarter of fiscal year 2002 compared to $48,964 for the third quarter of fiscal year 2001. Contract operating expenses increased 4.8% or $107,154 to $2,338,751 for the third quarter of fiscal year 2002 compared to the third quarter of fiscal year 2001 primarily due to increased government contract expenses. Cost of goods sold decreased to $29,601 from $42,262 in the third quarter of fiscal year 2001. As previously reported, the Company has ceased all research and development (R&D) activities, consequently, the Company did not incur any R&D expenses during this quarter compared to $2,944 in the third quarter of fiscal year 2001. General and administrative expenses decreased 13.8% compared to the third quarter of fiscal year 2001 primarily due to a decrease in administrative salaries and associated fringe benefits. Total operating expenses decreased 0.1% due to the above.

Operating income increased to $151,889 compared to $93,579 in the same quarter of the prior fiscal year. The increase is primarily due to the increase in total revenues exceeding the relatively level amounts in operating expenses.

For this quarter, BIOQUAL had interest expense of $6,221 compared to interest expense of $16,143 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the

Company reported a deferred federal and state income tax expense of $58,500 for the three months ended February 28, 2002. The Company will utilize available federal and state net operating loss ("NOL") carryforwards to offset future taxable income. The operating loss carryforwards expire in fiscal year 2002 for federal tax purposes and fiscal year 2002 to 2014 for state tax purposes.

Earnings Per Share (EPS) - For the three month comparison, options to purchase 29,335 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on February 28, 2002 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares. Options to purchase 29,335 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on February 28, 2001 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares.

Nine Month Comparison
---------------------

For the nine months of operations ended February 28, 2002, contract revenues increased by 2.2% or $199,924 to $9,208,496 compared to $9,008,572 in the first nine months of fiscal year 2001. This increase is primarily due to an increase in contract activity. Product sales increased to $62,978 compared to $60,798 in fiscal year 2001. Contract operating expenses increased 1.5% or $100,991 compared to the first nine months of fiscal year 2001 primarily due to increased government contract activity offset by decreases in overhead expenses associated with the Equine IgG production facility. Cost of goods sold was relatively the same, $52,221 compared to $52,925 for the first nine months of fiscal year 2001. As previously reported, the Company has ceased all research and development (R&D) activities, consequently, the Company did not incur any R&D expenses during this nine month period compared to $34,454 in the same period of fiscal year 2001. General and administrative expenses increased .2% compared to the first nine months of fiscal year 2001 primarily due to increases in contract activity offset by a decrease in administrative salaries and associated fringe benefits. Total operating expenses increased .8% due to the above.

Operating income increased to $450,724 compared to $318,072 in the same period of the prior fiscal year. The increase is primarily due to 1) the decrease in R&D expenses, 2) the increase in total revenues exceeding the increase in operating expenses resulting in an increase in the gross margin percentage, and
3) a decrease in the overhead expenses supporting the equine IgG production facility.

For this nine month period, BIOQUAL had interest expense of $22,801 compared to interest expense of $43,495 in the prior year.

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reported a deferred federal and state income tax expense of $172,000 for the nine months ended February 28, 2002. The Company will utilize available federal and state net operating loss ("NOL") carryforwards to offset future taxable income. The operating loss carryforwards expire in fiscal year 2002 for federal tax purposes and fiscal year 2002 to 2014 for state tax purposes.

Earnings Per Share (EPS) - For the nine month comparison, options to purchase 29,335 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on February 28, 2002 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares. Options to purchase 29,335 shares of common stock at prices ranging from $2.8875 per share to $3.375 per share were outstanding on February 28, 2001 but were not included in the computation of diluted EPS because the exercise prices were greater than the market price of the common shares.

Liquidity and Capital Resources
-------------------------------

Assets

The changes in cash and cash equivalents are detailed in the Statements of Consolidated Cash Flows on page 5. As stated on the Consolidated Balance Sheet (page 2), total assets increased $175,995 from $4,874,405 at May 31, 2001 to $5,050,400 at February 28, 2002. This amount was primarily attributable to an increase to accounts receivable of $223,302 consisting mainly of 1) an increase of $616,548 in trade accounts receivable reflecting higher billings and a slower collection rate compared to the previous fiscal year end, 2) a $389,905 decrease in unbilled accounts receivable (current plus noncurrent) primarily resulting from a $173,256 decrease in reimbursable indirect rate variances for the current fiscal year, a net $216,649 decrease in month end accrued sales on accrued direct labor comparing the current period and the accrual at the end of fiscal year 2001, and 3) a $3,341 decrease in other accounts receivable. Fixed assets, net of accumulated depreciation and amortization, increased $113,878 reflecting fixed asset purchases of $345,677 (mainly nonhuman primate enclosures, laboratory equipment and facility improvements) offset by depreciation and amortization of $231,799. Prepaid expenses increased $35,700 primarily due to the prepayment of business liability and life insurance premiums, and real estate and personal property taxes. Other noncurrent assets increased $20,000 reflecting a deposit on the fabrication of nonhuman primate enclosures.

The increase above is partially offset by 1) a decrease in inventories of $46,536 and 2) a decrease in deferred income taxes of $172,000 as a result of utilizing a portion of federal and state income tax loss carryforwards.

Liabilities

In the first nine months of operation in fiscal year 2002, total liabilities decreased $50,071 from $1,045,157 at May 31, 2001 to $995,086 at February 28,
2002. This decrease is primarily attributable to 1) a decrease in accrued compensation and related costs of $118,803 reflecting the payment of accrued bonuses from fiscal year 2001 during the first quarter of fiscal year 2002, and
2) payments totaling $83,426 on capital leases and notes payable reducing long-term debt.

The decrease above is partially offset by 1) an increase to borrowings under line-of-credit of $72,358 reflecting the slower collection of trade accounts receivable, 2) an increase in accounts payable of

$28,882, and 3) a $50,918 increase in other accrued liabilities. This increase reflects an over-collection of $45,000 of an invoice which is expected to be repaid next quarter.

Stockholders' Equity

In the first nine months of operation in fiscal year 2002, stockholders' equity increased $226,066 primarily due to the Company realizing $257,587 of net income offset by the $35,304 cash dividend declared on August 8, 2001.

Capital Resources

The Company believes it has sufficient cash and financing sources provided by a $1,000,000 line of credit with Allfirst Bank to provide for its ongoing operations and the Company continues to believe that the impact of inflation, or the absence of it, will have no significant effect on its operations.

Forward Looking Statements

Statements herein that are not descriptions of historical facts are forward-looking and subject to risk and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors including those set forth in BIOQUAL's Securities and Exchange Commission filings under "Risk Factors", including risks relating to the early stage of products under development; the ability of the Company to continue to extend its government contracts and obtain new contracts; uncertainties relating to clinical trials; dependence on third parties' future capital needs; and risks relating to the commercialization, if any, of BIOQUAL's proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

On February 14, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission. The 8-K stated, under Item 5. Other Events, the Company applied with the Chicago Stock Exchange ("Exchange") for the withdrawal of the listing of its common stock on the Exchange. Upon approval of its delisting application by the Exchange and the Securities and Exchange Commission, the Company intends to file with the Securities and Exchange Commission its certification and notice of termination of registration under Section 12(g) and 15(d) of the Securities Exchange Act of 1934.

There were no financial statements filed with the 8-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BIOQUAL, INC.

DATE  April 10, 2002                             /s/ John C. Landon
     ----------------------------------          -----------------------------
                                                 Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer

DATE  April 10, 2002                             /s/ Michael P. O'Flaherty
     ----------------------------------          -----------------------------
                                                 Chief Operating Officer and
                                                 Secretary

DATE  April 10, 2002                             /s/ David A. Newcomer
     ----------------------------------          -----------------------------
                                                 Chief Financial Officer